Form 10-Q
period 2013-07-31
Sedition Films, Inc.
filed 2013-10-22
CIK 1568628

?

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended July 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From ________ to _________

Commission File Number 333-186461

Sedition Films Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0378854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7819
(Primary Standard Industrial Classification Number)

Ground Floor Suite 37 Netherhall Gardens, London United Kingdom	NW3 5RL
(Address of principal executive offices)	(Zip Code)

Tel: (44)-785-909-1084
(Registrant's telephone number, including area code)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b2- of the Exchange Act). Yes  ☒ No  ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No  ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

As of October 2, 2013 the Issuer had 5,413,400 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Sedition Films Inc, (“Sedition Films”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form S1 for the fiscal year ended April 30, 2013, and all amendments thereto.

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

 SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2013

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	July 31, 2013 unaudited	April 30, 2013
Current Assets
Cash and cash equivalents	$3,096	$7,978

Fixed Assets
Films Equipment	984	1,146
Total Assets	$4,080	$9,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Shareholder’s loan	$101	$101
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized; 5,413,400 shares issued and outstanding respectively	5,413	5,413
Additional paid in capital	14,107	14,107

Deficit accumulated during the development stage	(15,541)	(10,497)
Total Stockholders’ Equity	3,979	9,023

Total Liabilities and Stockholders’ Equity	$4,080	$9,124

 See accompanying notes to financial statements.

  SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended July 31, 2013	Three months ended July 31, 2012	From May 17, 2011 (Inception) to July 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and Administrative Expenses	5,044	259	15,541

NET LOSS	$(5,044)	$(259)	$(15,541)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,413,400	4,645,511	-

See accompanying notes to financial statements.

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended July 31, 2013	Three months ended July 31, 2012	May 17, 2011 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,044)	$(259)	$(15,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	162	162	972
NET CASH USED IN OPERATING ACTIVITIES	(4,882)	(97)	(14,569)

NET CASH USED IN INVESTING ACTIVITIES
Purchase of Furniture and Equipment	0	0	(1,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	0	13,560	19,520
Proceeds from Shareholder’s Loan	0	0	160
Repayments of Shareholder’s Loan	0	0	(59)
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	13,560	19,621

NET ( DECREASE) INCREASE IN CASH	(4,882)	13,463	3,096
Cash, beginning of period	7,978	946	0
Cash, end of period	$3,096	$14,409	$3,096

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sedition Films Inc. (“the Company”) was incorporated under the laws of the State of Nevada on May 17, 2011.  Sedition Films Inc. is a development stage company.  It is a film and television production company based in London, UK and registered in the State of Nevada. The Company is planning to produce documentary films, anywhere from 23 minutes (to fit a 30 minute commercial television slot) to a two part series of 60-minute episodes.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and has adopted April 30 as its fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $3,096 of cash as of July 31, 2013 and $7,978 of cash as of April 30, 2013.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.  The estimated useful life of the software is three years.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

SEDITION FILMS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises of equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Sedition Films Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following:

	July 31, 2013	April 30, 2013
Films Equipment	$1,956	$1,956
Less: Accumulated depreciation	(972)	(810)
Films equipment, net	$984	$1,146

Depreciation expense was $162 for the three months ended July 31, 2013 and 2012.

 NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 24, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On April 25, 2012, the Company issued 480,000 shares of common stock for cash proceeds of $960 at $0.002 per share.

On July 5, 2012, the Company issued 480,000 shares of common stock for cash proceeds of $960 at $ 0.002 per share.

SEDITION FILMS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 4 – COMMON STOCK (CONTINUED)

On July 27, 2012, the Company issued 453,400 shares of common stock for cash proceeds of $13,600 at $ 0.03 per share.

There were 5,413,400 shares of common stock issued and outstanding as of July 31, 2013.

 NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

 NOTE 6 – INCOME TAXES

As of July 31, 2013, the Company had net operating loss carry forwards of $15,541 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

July 31, 2013
Federal income tax benefit attributable to:
Current Operations	$5,284
Less: valuation allowance	(5,284)
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax asset is as follows:

July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$5,284
Less: valuation allowance	(5,284)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $15,541 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at July 31, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended July 31, 2013, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

SEDITION FILMS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2013, a shareholder and officer loaned $160 to the Company to open a bank account and to help fund operations.  The loans are unsecured, non-interest bearing and due on demand.  The balance due to the shareholder and officer was $101 as of July 31, 2013 and April 30, 2013, respectively.

 NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of July 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARDLOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

DESCRIPTION OF BUSINESS

General

Sedition Films Inc. is a development stage film and television production company based in London. We are planning to produce documentary films, anywhere from 23 minutes (to fit a 30 minute commercial television slot) to a two part series of 60¬minute episodes. Apart from drafting the outlines of scripts for the films, company has not commenced the development of any films to date. The company was registered in the State of Nevada on May 17, 2011 under the name Renaissance Films Inc. On September 26, 2011 company changed its name to Sedition Films Inc. Since inception we have incorporated the company, prepared a business plan, executed an agreement with Emile Lawrence . Pursuant to the terms of the agreement, Emile Lawrence is to provide three songs for use in a film 'Kosovo the Mafia State' for a fee of $1,800. The agreement also gives Sedition Films full rights to exploit the songs. The Company has also raised seed financing by selling company shares , purchased assets and registered a web domain. Company was brought to a good standing with the state of Nevada and defined its 12 months plan of operations. Company's purchased assets are in a form of electronic filming and lighting equipment as well as a computer. The camera and lighting equipment will enable Sedition Films Inc. to produce its own material in¬house without the restrictions and costs of hiring equipment. Likewise the desktop, installed with editing software, will give Sedition Films Inc. the ability to edit and copy films ¬ both online and by burning onto disks ¬ independently of expensive post production facilities

Broadcasters

Our plan is to seek British television broadcasters to commission our films. If a broadcaster “commissions” our film this means that it will pay for its production in return for the rights to own the film. In the
UK there are two terrestrial stations that actively commission from independent production companies such as ours.

Between them there are over ten separate channels and Sedition Films will be focusing on the five that actively commission documentaries.

These television stations receive program proposals via an online submission form where a producer outlines the aspects of his proposal such as synopsis, budget, talent attached etc. We will utilize this online submission to submit our proposals.

We currently cannot provide any assurance that we will be able to enter into any agreements with broadcasters.

Increasingly British broadcasters require that the producer organize between 5 - 50% of the production budget which we believe may be achieved by partnering or coproducing with a distribution company which may be able to plug the gap in a television budget in exchange for exclusive and/or shared rights to sell the film. Currently we do not have any partnerships or coproducing contracts in place.

We may also target US television broadcasters and premium cable and satelite network channels.

Our Films

Our plan is to start developing the following films during the next 12 months of operations:

1. Kosovo the Mafia State: An investigative documentary fronted by respected British journalist Neil Clarke, which examines the grisly but lucrative illegal trade in human organs by current Kosovo Prime
Minister and ex guerrilla commander, Hashim Thaki.

2. The unstoppable Rise of Tyson Fury: We will follow the fearsome and charismatic, 6 ft 9, Irish/gypsy fighter, Tyson Fury, in his quest to become the heavyweight boxing champion of the world.

We have not yet received any commissions to start developing this two films.

At this point we have made contacts with people in the region who will be crucial to the success of our shoot in Kosovo. We are also at negotiations stage with promotional team of Mr. Fury to secure filming access to his UK fight. Company is negotiating to secure filming access without paying upfront fee.

Company has also been looking to secure ‘attachment’ agreement with Neil Clark. However any contractual agreement with Mr. Clarke or Mr. Fury hasn’t been made to this date. At this point it is hard to predict when any formal engagement will be executed.

An amount of $ 300,000 for Tyson Fury and $350,000 for Kosovo the Mafia State will be considered for the commissioned production costs for this films.

Marketing

We will rely on the contacts in the film industry of our president to market our films to secure the commission agreements from the broadcasters. We will utilize 5 to 10 minute teaser or pilot to help us sell the proposal. We will develop and use our website to advertise Sedition Films Inc. as a production company, provide updated information about the status of various productions and facilitate contact with interested parties.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended July 31, 2013. Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for three months ended July 31, 2013 and 2012.

Revenue

During the three months ended July 31, 2013 and 2012, the Company has not generated any revenue.

Expenses

During the three month period ended July 31, 2013, the Company reported a total operating expense of $5,044 and $259 during the three months period ended July 31, 2011.

Net loss

The Company had a net loss of $5,044 for the three months ended July 31, 2013, and a net loss of $259, for the three months ended July 31, 2012.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company may not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

The primary source for capital for the Company is the equity markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. The Company has not entered into an agency agreement or arrangement with any financial institution to raise capital at this time.

Should the Company not be successful at raising capital through the issuance of capital stock, the Company may consider raising capital by the issuance of debt. However, unless the appropriate features, such as convertible options, are attached to the debt instruments, this form of financing is less desirable until such time as the Company may be in a position to reasonably foresee the generation of cash flow to service and repay debt. The Company does not currently have plans to issue debt.

Current Assets and Total Assets

As of July 31, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $3,096, as compared to total current assets of $7,978 at April 30, 2013. The decrease in current assets was primarily due to paying ongoing expenses.

Total Current Liabilities and Total Liabilities

As of July 31, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $101, compared to total current liabilities and total liabilities of $101 at April 30, 2013.

Cash Flow

During the three months ended July 31, 2013 cash was primarily used to fund operations. The Company reported a net increase in cash during the three months ended July 31, 2013 See below for additional discussion and analysis of cash flow.

	For the three months ended July 31, 2013	For the three months ended July 31, 2012

Net cash used in operating activities	$(4,882)	$(97)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	13,560

Net Change in Cash	$(4,882)	$13,463

During the three months ended July 31, 2013 and 2012, net cash used in operating activities was $(4,882) and $13,463.

Going Concern

These interim unaudited financial statements filing have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be unable to continue as a going concern

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any offbalance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of July 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of July 31, 2013:

1)  Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of July 31, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2)  Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3)  We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4)  We did not maintain adequate segregation of duties within certain areas impacting our financial reporting. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses. We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of July 31, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation SK.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On July 20, 2013 Mr. Jesse Lawrence resigned as our secretary and Ms. Elena Braga was appointed as our new secretary.

ITEM 6. EXHIBITS.

(a) Exhibits.

31.1	Certifications pursuant to Rule 13a14(a) or 15d14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sedition Films Inc.
Date: October 22, 2013	By	/s/ Jesse Lawrence
Jesse Lawrence,
Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)