Form 10-Q
period 2013-10-31
Sedition Films, Inc.
filed 2013-12-17
CIK 1568628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

[  ]

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

Tel: (44)-785-909-1084
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of December 16, 2013 the Issuer had 5,413,400 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Sedition Films Inc, (“Sedition Films”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form S-1 for the fiscal year ended April 30, 2013, and all amendments thereto.

SEDITION FILMS INC.

(A Development Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2013

INDEX TO FINANCIAL STATEMENTS:	Page

Condensed Balance Sheets as of October 31, 2013 and April 30, 2013 (Unaudited)	3
Condensed Statements of Operations for the Three months and Six months ended October 31, 2013 and 2012, and for the period from May 17, 2011 (Date of Inception) to October 31, 2013 (Unaudited)	4
Condensed Statements of Cash Flows for the Six months ended October 31, 2013 and 2012 and from May 17, 2011 (Date of Inception) to October 31, 2013 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6-7

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	October 31, 2013 Unaudited	April 30, 2013
Current Assets
Cash and cash equivalents	$ 4	$ 7,978

Fixed Assets
Films Equipment	822	1,146
Total Assets	$ 826	$ 9,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Shareholder’s loan	$ 101	$ 101
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized; 5,413,400 shares issued and outstanding respectively	5,413	5,413
Additional paid in capital	14,107	14,107

Deficit accumulated during the development stage	(18,795)	(10,497)
Total Stockholders’ Equity	725	9,023

Total Liabilities and Stockholders’ Equity	$ 826	$ 9,124

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2013	Three months ended October 31, 2012	Six months ended October 31, 2013	Six months ended October 31, 2012	From May 17, 2011 (Inception) to October 31, 2013

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	3,254	3,272	8,298	3,531	18,795

NET LOSS	$ (3,254)	$ (3,272)	($8,298)	($3,531)	$ (18,795)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,413,400	4,604,811	5,413,400	4,563,208	-

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended October 31, 2013	Six months ended October 31, 2012	May 17, 2011 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,298)	$ (3,531)	$ (18,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	324	324	1,134
NET CASH USED IN OPERATING ACTIVITIES	(7,974)	(3207)	(17,661)

NET CASH USED IN INVESTING ACTIVITIES
Purchase of Films Equipment	0	0	(1,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	0	14,560	19,520
Proceeds from Shareholder’s Loan	0	160	160
Repayments of Shareholder’s Loan	0	0	(59)
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	14,720	19,621

NET ( DECREASE) INCREASE IN CASH	(7,974)	11,513	4
Cash, beginning of period	7,978	946	0
Cash, end of period	$ 4	$ 12,459	$ 4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.  Interim disclosures generally do not repeat those in annual statements.

Accounting Basis

The Company uses the accrual basis of accounting and has adopted April 30 as its fiscal year end.  It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made.  All adjustments are of a normal recurring nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $4 in cash as of October 31, 2013 and $7,978 in cash as of April 30, 2013.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.  The estimated useful life of the films equipment is three years.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these condensed financial statements.

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

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following:

	October 31, 2013	April 30, 2013
Films Equipment	$ 1,956	$ 1,956
Less: Accumulated depreciation	(1,134)	(810)
Films equipment, net	$ 822	$ 1,146

Depreciation expense was $324 for the six months ended October 31, 2013 and 2012, respectively.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 24, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On April 25, 2012, the Company issued 480,000 shares of common stock for cash proceeds of $960 at $0.002 per share.

On October 5, 2012, the Company issued 480,000 shares of common stock for cash proceeds of $960 at $ 0.002 per share.

On October 27, 2012, the Company issued 453,400 shares of common stock for cash proceeds of $13,600 at

$ 0.03 per share.

There were 5,413,400 shares of common stock issued and outstanding as of October 31, 2013.

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

NOTE 6 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of $18,795 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

April 30, 2013
Federal income tax benefit attributable to:
Current Operations	$ 6,390
Less: valuation allowance	(6,390)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax asset is as follows:

April 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,390
Less: valuation allowance	(6,390)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $18,795 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at April 30, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended April 30, 2013, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2013, a shareholder and officer loaned $160 to the Company to open a bank account and to help fund operations.  The loans are unsecured, non-interest bearing and due on demand.  The balance due to the shareholder and officer was $101 as of October 31, 2013 and April 30, 2013, respectively.

NOTE 8 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE

OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

DESCRIPTION OF BUSINESS

General

Sedition Films Inc. is a development stage film and television production company based in London. We are planning to produce documentary films, anywhere from 23 minutes (to fit a 30 minute commercial television slot) to a two part series of 60-minute episodes. Apart from drafting the outlines of scripts for the films, company has  not commenced the development of any films to date. The company was registered in the State of Nevada on May 17, 2011 under the name Renaissance Films Inc. On September 26, 2011 company changed its name to Sedition Films Inc. Since inception we have incorporated the company, prepared a business plan, executed an agreement with Emile Lawrence . Pursuant to the terms of the agreement, Emile Lawrence is to provide three songs for use in a film 'Kosovo the Mafia State' for a fee of $1,800. The agreement also gives Sedition Films full rights to exploit the songs. The Company has also raised seed financing by selling company shares , purchased assets and registered a web domain. Company was brought to a good standing with the state of Nevada and defined its 12 months plan of operations. Company's purchased assets are in a form of electronic filming and lighting equipment as well as a computer.  The camera and lighting equipment will enable Sedition Films Inc. to produce its own material in-house without the restrictions and costs of hiring equipment. Likewise the desktop, installed with editing software, will give Sedition Films Inc. the ability to edit and copy films - both online and by burning onto disks - independently of expensive post production facilities.

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

These television stations receive program proposals via an online submission form - where a producer outlines the aspects of his proposal such as synopsis, budget, talent attached etc. We will utilize this online submission to submit our proposals.

We currently cannot provide any assurance that we will be able to enter into any agreements with broadcasters.

Increasingly British broadcasters require that the producer organize between 5 - 50% of the production budget which we believe may be achieved by partnering or co-producing with a distribution company which may be able to plug the gap in a television budget in exchange for exclusive and/or shared rights to sell the film. Currently we do not have any partnerships or co-producing contracts in place.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended October 31, 2013.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for three and six months ended October 31, 2013 and 2012.

Revenue

During the three  and six months ended October 31, 2013 and 2012, the Company has not generated any revenue.

Expenses

During the three month period ended October 31, 2013 and 2012, the Company reported a total operating expenses of $3,254 and $3,272; during the six months period ended October 31, 2013 and 2012, the Company reported a total operating expenses of $8,298 and $ 3,531.

Net loss

The Company had net losses of $3,254 and $3,272 for the three months ended October 31, 2013 and 2012. The Company had net losses of $ 8,298 and $3,531 for the six months ended October 31, 2013 and 2012.

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

Current Assets and Total Assets

As of October 31, 2013, the unaudited balance sheet reflects that the Company had: total current assets of $826, as compared to total current assets of $9,124 at April 30, 2013.  The decrease in current assets was primarily due to paying ongoing expenses.

Total Current Liabilities and Total Liabilities

As of October 31, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $101, compared to total current liabilities and total liabilities of $101 at April 30, 2013.

Cash Flow

During the three months ended October 31, 2013 cash was primarily used to fund operations. The Company reported a net increase in cash during the three months ended October 31, 2013 See below for additional discussion and analysis of cash flow.

	For the six months ended October 31,	For the six months ended October 31,
	2013	2012

Net cash used in operating activities	$ (7,974)	$ (3,207)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	14,720

Net Change in Cash	$ (7,974)	$ 11,513

During the six months ended October 31, 2013 and 2012, net cash used in operating activities was $(7,974) and $ (3,207).

Going Concern

These interim unaudited financial statements filing have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES        ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of October 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of October 31, 2013:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of October 31, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of October 31, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

OTHER INFORMATION.

None.

ITEM 5.

EXHIBITS.

(a) Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Jesse Lawrence

Jesse Lawrence, Principal Executive Officer, Controller, Principal Financial Officer, Director