Form 10-Q
period 2014-01-31
Sedition Films, Inc.
filed 2014-03-25
CIK 1568628

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONWashington, DC20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

As of March 24, 2014 the Issuer had 5,413,400 shares of common stock issued and outstanding.

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

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2014

Condensed Balance Sheets (Unaudited) January 31, 2014 and April 30, 2013

3

Condensed Statements of Operations for the Three months and Nine months ended

January 31, 2014 and 2013, and for the period from May 17, 2011

(Date of Inception) to January 31, 2014 (Unaudited)

4

Condensed Statements of Cash Flows for the Nine months ended

January 31, 2014 and 2013 and from May 17, 2011 (Date of Inception)

to January 31, 2014 (Unaudited)

5

Notes to Condensed Interim Financial Statements (Unaudited)

6

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	January 31, 2014	April 30, 2013
Current Assets
Cash and cash equivalents	$ 452	$ 7,978

Fixed Assets
Films Equipment	660	1,146
Total Assets	$ 1,112	$ 9,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Shareholder’s loan	$ 101	$ 101
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized; 5,413,400 shares issued and outstanding respectively	5,413	5,413
Additional paid in capital	14,107	14,107

Deficit accumulated during the development stage	(18,509)	(10,497)
Total Stockholders’ Equity	1,011	9,023

Total Liabilities and Stockholders’ Equity	$ 1,112	$ 9,124

See Accompanying Notes to Condensed Interim Financial Statements

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013	Nine months ended January 31, 2014	Nine months ended January 31, 2013	From May 17, 2011 (Inception) to January 31, 2014

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and Administrative Expenses	1,164	2,377	9,462	5,907	19,958

Total Operating Expenses	1,164	2,377	9,462	5,907	19,958

Net Ordinary Income	(1,164)	(2,377)	(9,462)	(5,907)	(19,958)

Other Income/Expense
Refund	1,450	-	1,450	-	1,450

Total Other Income	1,450	-	1,450	-	1,450

NET INCOME (LOSS)	$ 286	$ (2,377)	$ (8,012)	$ (5,907)	$ (18,509)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,413,400	4,604,811	5,413,400	4,563,208	-

See Accompanying Notes to Condensed Interim Financial Statements

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2014	Nine months ended January 31, 2013	May 17, 2011 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,012)	$ (5,907)	$ (18,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	486	486	1,296
NET CASH USED IN OPERATING ACTIVITIES	(7,526)	(5,421)	(17,213)

NET CASH USED IN INVESTING ACTIVITIES
Purchase of Films Equipment	0	0	(1,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	0	14,560	19,520
Proceeds from Shareholder’s Loan	0	160	160
Repayments of Shareholder’s Loan	0	0	(59)
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	14,720	19,621

NET ( DECREASE) INCREASE IN CASH	(7,526)	9,299	452
Cash, beginning of period	7,978	946	0
Cash, end of period	$ 452	$ 10,245	$ 452

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See Accompanying Notes to Condensed Interim Financial Statements

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2014 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $452 in cash as of January 31, 2014 and $7,978 in cash as of April 30, 2013.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2014 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

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

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2014 (Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following:

	January 31, 2014	April 30, 2013
Films Equipment	$ 1,956	$ 1,956
Less: Accumulated depreciation	(1,296)	(810)
Films equipment, net	$ 660	$ 1,146

Depreciation expense was $486 for the Nine months ended January 31, 2014 and 2013.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On January 24, 2011, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On April 25, 2012, the Company issued 480,000 shares of common stock for cash proceeds of $960 at $0.002 per share.

On January 5, 2012, the Company issued 480,000 shares of common stock for cash proceeds of $960 at $ 0.002 per share.

On January 27, 2012, the Company issued 453,400 shares of common stock for cash proceeds of $13,600 at

$ 0.03 per share.

There were 5,413,400 shares of common stock issued and outstanding as of January 31, 2014.

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

SEDITION FILMS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2014 (Unaudited)

NOTE 6 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of $10,497 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

April 30, 2013
Federal income tax benefit attributable to:
Current Operations	$ 3,569
Less: valuation allowance	(3,569)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax asset is as follows:

April 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,569
Less: valuation allowance	(3,569)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $10,497 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company files U.S. federal tax returns and tax returns in various states. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2013, a shareholder and officer loaned $160 to the Company to open a bank account and to help fund operations.  The loans are unsecured, non-interest bearing and due on demand.  The balance due to the shareholder and officer was $101 as of January 31, 2014 and April 30, 2013, respectively.

NOTE 8 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

DESCRIPTION OF BUSINESS

General

Sedition Films Inc. is a development stage film and television production company based in London. We are planning to produce documentary films, anywhere from 23 minutes (to fit a 30 minute commercial television slot) to a two part series of 60-minute episodes. Apart from drafting the outlines of scripts for the films, company has  not commenced the development of any films to date. The company was registered in the State of Nevada on May 17, 2011 under the name Renaissance Films Inc. On September 26, 2011 the company changed its name to Sedition Films Inc. Since inception we have prepared our business plan and executed an agreement with Emile Lawrence . Pursuant to the terms of the agreement, Emile Lawrence is to provide three songs for use in a film 'Kosovo the Mafia State' for a fee of $1,800. The agreement also gives Sedition Films full rights to exploit the songs. The Company has also raised seed financing by selling company shares , purchased assets and registered a web domain. Company was brought to a good standing with the state of Nevada and defined its 12 months plan of operations. Company's purchased assets are in a form of electronic filming and lighting equipment as well as a computer.  The camera and lighting equipment will enable Sedition Films Inc. to produce its own material in-house without the restrictions and costs of hiring equipment. Likewise the desktop, installed with editing software, will give Sedition Films Inc. the ability to edit and copy films - both online and by burning onto disks - independently of expensive post production facilities.

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

We may also target US television broadcasters and premium cable and satellite network channels.

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

We have not yet received any commissions to start developing these two films.

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

An amount of $ 300,000 for Tyson Fury and $350,000 for Kosovo the Mafia State will be considered for the commissioned production costs for these films.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended January 31, 2014.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for three and nine months ended January 31, 2014 and 2013.

Revenue

During the three and nine months ended January 31, 2014 and 2013, the Company has not generated any revenue.

Expenses

During the three month period ended January 31, 2014 and 2013, the Company reported a total operating expenses of $1,164 and $2,377; during the nine months period ended January 31, 2014 and 2013, the Company reported a total operating expenses of $9,462 and $5,907.

Net loss

The Company had net income of $286 and net loss of $2,377 for the three months ended January 31, 2014 and 2013, respectively.  The Company had net losses of $ 8,012 and $5,907 for the nine months ended January 31, 2014 and 2013.

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

Current Assets and Total Assets

As of January 31, 2014, the unaudited balance sheet reflects that the Company had: total current assets of $1,112, as compared to total current assets of $9,124 at April 30, 2013.  The decrease in current assets was primarily due to paying ongoing expenses.

Total Current Liabilities and Total Liabilities

As of January 31, 2014, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $101, compared to total current liabilities and total liabilities of $101 at April 30, 2013.

Cash Flow

During the nine months ended January 31, 2014 cash was primarily used to fund operations. The Company reported a net increase in cash during the three months ended January 31, 2014.   See below for additional discussion and analysis of cash flow.

	For the Nine months ended January 31, 2014	For the nine months ended January 31, 2013

Net cash used in operating activities	$ (8,012)	$ (5,907)
Net cash used in investing activities	486	486
Net cash provided by financing activities	-	14,720

Net Change in Cash	$ (7,526)	$ 9,299

During the nine months ended January 31, 2014 and 2013, net cash used in operating activities was $(7,526) and $ (5,421).

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES        ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of January 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of January 31, 2014:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of January 31, 2014 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2013 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2) Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities. While this control deficiency did not result in any audit adjustments to our 2013 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3) We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2013 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4) We did not maintain adequate segregation of duties within certain areas impacting our financial reporting. While this control deficiency did not result in any audit adjustments to our 2013 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of January 31, 2014. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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