Form 10-K
period 2014-04-30
Select-TV Solutions, Inc.
filed 2014-08-13
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

_____________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-186461

_____________________________

SELECT-TV SOLUTIONS, INC.

f/k/a Sedition Films Inc.

(Exact name of registrant as specified in its charter)

_____________________________

Nevada	99-0378854
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1395 Brickell Avenue, Suite 800 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (418) 264-7134

_____________________________

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value

(Title of class)

_____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

On October 31, 2013, there was no market for our securities.

As of August 11, 2014 the registrant had 62,134,000 shares of its Common Stock, $0.001 par value, outstanding.

SELECT-TV SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2014

PART 1

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, "Risk Factors."

Item 1. Business

General

Select-TV Solutions, Inc. (the "Company", “SELT”, “we”, “us” or “our”) was incorporated in Nevada on May 17, 2011 under the name of Renaissance Films Inc. (“RFI”) and intended to produce documentary films. On September 26, 2011, the Company changed its name to Sedition Films Inc.

On April 7, 2014, the Company experienced a change in control.  Conseil Plumage Blanc Ltd. (“CPB”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between CPB and Jesse Lawrence, the Company’s former director and majority shareholder.  On the closing date, April 7, 2014, pursuant to the terms of the Stock Purchase Agreement, CPB purchased from Jesse Lawrence 4,000,000 shares of the Company’s outstanding common stock for $375,000.  As a result of the change in control, CPB owned a total of 4,000,000 shares of the Company’s common stock representing 74%.

In conjunction with the change in control, Mr. Jesse Lawrence resigned as the Company's director, and any other positions held by him on April 9, 2014. The resignation was not the result of any disagreement with the Company or any matter relating to the Company's operations, policies or practices. On the same date, Mr. Philippe Germain and Mr. Antonio Treminio were appointed as directors.

On May 1, 2014, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Select-TV Solutions, Inc. The Company intends to pursue significant opportunities available within the Hospitality sector providing end to end IPTV (Internet Protocol Television) solutions. The Company has a strong technology platform, and believes a great opportunity to become a leader in the North American hospitality market over the next few years.

On May 1, 2014, the Company's Board of Directors declared a ten-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 5,413,400 to 54,134,000. The total number of authorized common shares and the par value thereof was not changed by the split.

On July 7, 2014, the company’s shareholders appointed Mr. Geoffrey P. Mott as the Company’s Chief Executive Officer.

On July 31, 2014, the Company and Select-TV Solutions (USA), Inc. entered into a binding merger agreement whereby all of the right, title, and interest in all of the assets, properties, and associated rights that are used or held for use of Select-TV Solutions (USA), Inc. be automatically transferred to The Company free and clear of any and all liens. The assets of Select-TV Solutions (USA), Inc. consist primarily of its sublicense giving it the right to carry on the Select-TV Business, Intellectual Property, Trademarks, trade Names and Copyrights and Trade Secrets.

Our Products and Services

Select-TV Solutions provides a complete end-to-end IP TV platform for the delivery of content and services to Hospitality clients. The platform delivers a wide range of entertainment options, guest services that are tailored to each individual property and other services that improve the quality of the guest experience at a hotel property, clinic, retirement home or other location where guests spend considerable amounts of time.

The Company has developed state of the art entertainment options for guests, including BYOC (bring your own content) that allows users to see their own favorite downloaded items on the large screen TV in the hotel. The Company also helps the Hotel deal with the impact of web videos on the quality of the internet access network by making available a range of excellent web content for guests to access on its system, as well as providing access to social networks and other web content on the “big screen”.

The Company is also able to deliver to the Hotel a simple platform for launching new services that will both generate revenue for the property and increase guest satisfaction. These services may include anything from the ability to order take-out meals to taxicabs, spa appointments and other services available close to the property without leaving the room or having to work through a variety of sites to find what they need.

All these options give the hotel the opportunity to engage on a much broader basis with the guest and become the hub of the guest visit. This benefit is significantly leveraged by the Company’s mobile application that gives guests full control of all services and entertainment from their smartphones, untethering the guest from a single location.

Market and Competition

According to estimates, the US hospitality sector presents a $2 to 3 Billion opportunity for in-room entertainment and guest services systems.

Based on recent industry statistics, Occupancy rates, RevPar and ADR are all on the increase on a year-over-year basis and hoteliers continue to focus on expenses in order to enhance guest loyalty and retention, streamline operations, increase per guest revenues and occupancy rates, differentiate property accommodations, maintain brand identity, and optimize services to reduce costs.

Key drivers and trends occurring in the hospitality vertical as it relates to technology are:

1.	recognition of the need for more interactive systems that encourage greater guest engagement
2.	desire to integrate the guests’ devices and content into the in-room experience (BYOD, BYOC)
3.	desire to engage with guests before, during and after their stay, leveraging mobile technology
4.	elimination of the “one size fits all” approach to content and services; each hotel is different, each guest has unique needs
5.	reduction in cost to supply and support hotel systems by basing them on industry standards and open platforms
6.	use of business intelligence to more effectively deliver attractive content and desired services

In order to appeal to business and vacationing travelers, hotels must provide improved access to content and services to stay competitive. For limited service hotels this means for the first time increasing service availability, such as access to external services and dining options. For full service hotels this means increasing service convenience by making internal and externally sourced services available easier to order and enjoy.

There are multiple competitors in this market, including long-standing vendors as well as a number of newer, less established companies. The Company believes its system is both competitively priced and offers more benefits to the Hotel owner than other systems on the market.

Employees

As of April 30, 2014, the Company had no employees. The Company did however retain consultants to assist with the creation of the go-to-market strategy, creation of the business plan and other related start-up work.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

If we do not obtain additional financing, our business may be at risk or execution of the Business Plan may be delayed.

To date, the Company has raised approximately $1,500,000 through contacts, high net-worth individuals and strategic investors situated mainly in Europe and Canada. This was part of a $1,000,000 initiative that was oversubscribed. The purpose of the raise was to fund the first phase of our deployment in North-American and engage top tier management team. In order to commence our business operations we have very limited assets upon which to rely on and we anticipate that we will have to raise additional funding. Additional funding will be needed for implementing our business plan which includes various expenses such as, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses.

A second round of fund raising is in process where the Company anticipates raising $2,000,000 to be used for the set-up and deployment of our technology to customers. The Company has not generated any revenue from operations since inception. The company is also considering raising $12 million to acquire the company who owns the IP which has a grown revenue along with positive cash-flow since 2006 with its main business in both the Middle East and Asia.

There is no assurance that we will be successful in raising a sufficient amount of additional capital, or if we are successful, that we will be able to raise capital on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution. If we are not able to raise the capital necessary to fund our business objectives, we may have to delay the implementation of our business plan. We estimate that we will need approximately $20,000,000 in additional funds to complete our business plan.

Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock.

Our independent auditor has issued a going concern opinion after auditing our financial statements; our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to acquire and market our proposed products and establish the necessary relationships to implement our business plan. We were incorporated on May 17, 2011. Our operations to date were funded entirely by capital raised from our private offering of securities. Notwithstanding the offering, we will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future. Failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or the issuance of debt securities. There is no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. After reviewing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

We lack an operating history and have not generated any revenues to date. There is no assurance our future operations will result in revenues. If we cannot generate sufficient revenues to operate profitably, we may have to cease operations.

We were incorporated in May 17, 2011 and have more recently changed business direction. We do not have any operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by attracting enough clients who will buy our product or services.

We cannot guarantee that we will be successful in generating revenues and profit in the future. Failure to generate revenues and profit will cause us to suspend or cease operations.

Because we are considered to be a “shell company” under applicable securities rules, investors may not be able to rely on the resale exemption provided by Rule 144 of the Securities Act  unless and until we cease to be a shell company and have satisfied the requirements of Rule 144(i)(1)(2). As a result, investors may not be able to re-sell our shares and could lose their entire investment.

We are a “shell company” as defined by Rule 12b-2 promulgated under the Exchange Act. Accordingly, the securities in this offering can only be resold through registration under the Securities Act, meeting the safe harbor provisions of paragraph (i) of Rule 144, or in reliance upon Section 4(1) of the Securities Act of 1933 for non-affiliates. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to Rule 144, one year must elapse from the time a "shell company", as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a "shell company" and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144.

The term "Form 10 information" means the information that is required by SEC Form 10, to register under the Exchange Act each class of securities being sold under Rule 144. The Form 10 information is deemed filed when the initial filing is made with the SEC. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We may be exposed to potential risks and significant expenses resulting from the requirements under section 404 of the Sarbanes-Oxley Act of 2002.

If we become registered with the SEC, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees. We do not intend to develop or manufacture any products, and consequently have no products in development, manufacturing facilities or intellectual property rights. As we develop our business, hire employees and consultants and seek to protect our intellectual property rights, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis.  Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

However, as an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Because one shareholder owns 73.9 % of our issued and outstanding common stock, he can make and control corporate decisions that may be disadvantageous to minority shareholders.

One shareholder, Conseil Plumage Blanc Ltd. (“CPB”), owns approximately 73.9% of the outstanding shares of our common stock. Accordingly, CPB will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. CPB will also have the power to prevent or cause a change in control. The interests of CPB may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Any inability to adequately find and retain employees needed to build a deployment team, and customer service team, sales team along development and testing staff, could harm our ability to compete.

Our future success and ability to compete depends in part upon finding and retaining highly skilled business, product development, technical and other personnel and there can be no assurance that we will be successful in recruiting such personnel. A failure on our part to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Our business can be affected by currency rate fluctuations as we may receive payments and incur expenses in foreign currency.

We will receive earnings in US currency. However, some of our clients might pay us in foreign currency. Also, as our operations are based in Montreal, Quebec, some of our expenses will be incurred in Canadian Dollars, Great Britain Pounds, or Euros.  If we are not able to successfully protect ourselves against currency fluctuations, then our profits will also fluctuate and could cause us to be less profitable or incur losses, even if our business is doing well.

Our shares of common stock are subject to the “penny stock’ rules of the securities and exchange commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.”  Penny stocks generally are equity securities with a price of less than $5 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Our shares of common stock trading on the OTC Bulletin Board will fluctuate significantly. As of the date of this Annual Report, our common stock does not yet trade on the Over-the-Counter Bulletin Board. If our shares of common stock commence trading on the Bulletin Board, there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of investors’ shares.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We will incur on-going costs and expenses for SEC reporting and compliance. Without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Projects for the acquisition and development of the Company’s products are subject to many factors, which are outside our control.  These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), shortages of labor and materials and price of materials and competitive products and the regulation by federal and state governmental authorities.

Lack of diversification

Because of the limited financial resources that the Company has, we do not currently intend to diversify our operations.  Our inability to diversify our activities into more than one area will subject the Company to economic fluctuations and therefore increase the risks associated with the Company’s operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains a corporate office located at 1395 Brickell Avenue, Suite 800, Miami, FL, 33131. The Company maintained a correspondence office located at 2135 De La Montagne, Montreal, Quebec, H3G 1Z8 CANADA.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCQB”) under the symbol "SELT.QB".  As of April 30, 2014, the Company’s common stock was held by 26 shareholders of record, which does not include shares that are held in street or nominee name.

The closing share prices presented below represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer and have been adjusted for the one hundred-for-one forward stock split which occurred on May 1, 2014.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended April 30, 2014				For the Year Ended April 30, 2013
	High		Low		High		Low
First Quarter	$	NA	$	NA	$	NA	$	NA
Second Quarter	$	NA	$	NA	$	NA	$	NA
Third Quarter	$	NA	$	NA	$	NA	$	NA
Fourth Quarter		$0.25		$0.20	$	NA	$	NA

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

The Company’s transfer agent is Global Transfer, LLC of Deltona, Florida.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules of the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our results of operations and financial condition with the audited financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements.  See “Cautionary Statement Concerning Forward-Looking Statements.”

Company Overview

Select-TV Solutions, Inc. (the "Company", “SELT”, “we”, “us” or “our”) was incorporated in Nevada on May 17, 2011 under the name of Renaissance Films Inc. (“RFI”) and intended to produce documentary films. On September 26, 2011, the Company changed its name to Sedition Films Inc.

On April 7, 2014, the Company experienced a change in control.  Conseil Plumage Blanc Ltd. (“CPB”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between CPB and Jesse Lawrence, the Company’s former director and majority shareholder.  On the closing date, April 7, 2014, pursuant to the terms of the Stock Purchase Agreement, CPB purchased from Jesse Lawrence 4,000,000 (40,000,000 post-split) shares of the Company’s outstanding common stock for $375,000.  As a result of the change in control, CPB owned a total of 4,000,000 (40,000,000 post-split) shares of the Company’s common stock representing 74%.

In conjunction with the change in control, Mr. Jesse Lawrence resigned as the Company's director, and any other positions held by him on April 9, 2014. The resignation was not the result of any disagreement with the Company or any matter relating to the Company's operations, policies or practices. On the same date, Mr. Philippe Germain and Mr. Antonio Treminio were appointed as directors.

On May 1, 2014, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Select-TV Solutions, Inc. The Company intends to pursue significant opportunities available within the entertainment sector and online interactive niche.

On May 1, 2014, the Company's Board of Directors declared a ten-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 5,413,400 to 54,134,000. The total number of authorized common shares and the par value thereof was not changed by the split.

On July 7, 2014, the company’s shareholders appointed Mr. Geoffrey P. Mott as the Company’s Chief Executive Officer.

Plan of Operation

The Company, through its sublicense, has the right to carry on the Select-TV Business, Intellectual Property, Trademarks, trade Names, Copyrights and Trade Secrets. The Company believes it has a strong technology platform, proven market validation in some of the best hotels in the world and a great opportunity to become a leader in the North American hospitality market over the next few years. At a time when consumer expectations for entertainment quality and service value-added are on the rise, hotel owners and brands know they need to redefine what they should expect from in-room entertainment systems and their vendors.

Management continues to explore new investment opportunities with a focus on technology and the hospitality market.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements.

Results of Operations

For the Years Ended April 30, 2014 and 2013

Revenues

The Company had no revenue for the years ended April 30, 2014 and 2013.

Operating Expenses

For the year ended April 30, 2014, total operating expenses were $251,903 compared to $8,277 for the previous year. The increase is due to expenses incurred to create and begin implementation of the Company’s revised business plan since the change in control. Expenses were mainly comprised of professional fees, marketing, travel and consulting fees.

Loss from Operations

For the year ended April 30, 2014, the loss from operations was $251,903 compared to $8,277 for the previous year.

Other Income (Expense)

Other expenses for the year ended April 30, 2014 were ($364,283) compared to $nil the previous year. Other expenses included $364,250 paid to Conseil Plumage Blanc Ltd to effectuate the change in control of the Company, currency exchange loss of $985, and loss on disposal of equipment of $498, offset by a refund received of $1,450.

Loss Before Income Taxes

Loss before incomes taxes for the year ended April 30, 2014 was $616,186 compared to $8,277 for the previous year. The loss for the current year was due to general and administrative expenses along with expenses incurred to complete the change in control.

Liquidity and Capital Resources

Cash used in operating activities was $600,340 and $7,629 for the years ended April 30, 2014, and 2013, respectively.  The principal elements of cash flow used in operations for the year ended April 30, 2014 included a net loss of $616,186, offset by depreciation expense of $648, expenses paid by a shareholder of $750, loss on disposal of equipment of $498 and an increase in accounts payable of $14,700. The principal elements of cash flow used in operations for the year ended April 30, 2013 included a net loss of $8,277, offset by depreciation expense of $648.

No cash was used in investing activities during the years ended April 30, 2014 and 2013.

Cash provided by financing activities was $1,136,215 for the year ended April 30, 2014 compared to cash generated of $14,661 for the year ended April 30, 2013. Financing activities for the year ended April 30, 2014 included $1,482,366 received for stock subscriptions offset by the repayment of a loan from a shareholder and advances to related parties of $346,050 while the cash generated for the year ended April 30, 2013 included a loan from a shareholder for $101 and proceeds from the sale of common stock of $14,560.

Management currently believes that the Company does have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $616,186 for the year ended April 30, 2014, has incurred cumulative losses since inception of $626,683.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SELECT-TV SOLUTIONS INC.

We have audited the accompanying balance sheet of SELECT-TV SOLUTIONS INC. as of April 30, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended April 30, 2013 were audited by another accountant who issued an unqualified opinion on June 5, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SELECT-TV SOLUTIONS INC. as of April 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

August 12, 2014

PCAOB Registered

AICPA Member

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sedition Films, Inc.

We have audited the accompanying balance sheets of Sedition Films, Inc. (the Company) as of April 30, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2013. Sedition Films, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sedition Films, Inc. as of April 30, 2013, and the results of its operations and its cash flows for the year ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group LLP

Melville, New York

August 12, 2014

115 Broad Hollow Road, Suite 350  Melville, New York 11747

Tel: (516) 394-3344 Fax: (516) 908-7867

www.zmscpas.com

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Balance Sheets

	April 30,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$543,853	$7,978
Due from related parties	346,050	–
Total current assets	889,903	7,978

Equipment, net	–	1,146

Total assets	$889,903	$9,124

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$14,700	$–
Due to shareholder	–	101
Total current liabilities	14,700	101

Other liabilities	–	–

Total liabilities	14,700	101

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 54,134,000 shares issued and outstanding at April 30, 2014 and 2013, respectively	54,134	54,134
Paid-in capital (deficiency)	(34,614)	(34,614)
Common stock issuable	1,482,366	–
Deficit accumulated during the development stage	(626,683)	(10,497)
Total stockholders' deficit	875,203	9,023

Total liabilities and stockholders' deficit	$889,903	$9,124

See accompanying notes to financial statements.

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Statements of Operations

	For the Year Ended April 30,
	2014	2013

Revenues	$–	$–

Operating expenses:
General and administrative expenses	251,903	8,277

Loss from operations	(251,903)	(8,277)

Other income (expense):
Refund	1,450	–
Exchange loss	(985)	–
Other expense	(364,250)	–
Loss on disposal of equipment	(498)	–
Total other income (expense)	(364,283)	–

Loss before income taxes	(616,186)	(8,277)

Provision for income taxes	–	–

Net loss	$(616,186)	$(8,277)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	54,134,000	52,306,120

See accompanying notes to financial statements.

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Statements of Cash Flows

	For the Year Ended April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(616,186)	$(8,277)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	648	648
Loss on disposal of equipment	498	–
Changes in operating assets and liabilities:
Prepaid expenses	–	–
Accounts payable	14,700	–
Net cash used in operating activities	(600,340)	(7,629)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Loans from shareholders	–	101
Payments on loans from shareholders	(101)	–
Advances to related parties	(346,050)	–
Proceeds from sale of stock subscriptions	1,482,366	–
Proceeds from sale of common stock	–	14,560
Net cash provided by financing activities	1,136,215	14,661

Net increase in cash	535,875	7,032

Cash and cash equivalents at beginning of year	7,978	946

Cash and cash equivalents at end of year	$543,853	$7,978

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

See accompanying notes to financial statements.

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Statement of Stockholders' Deficit

For the years ended April 30, 2014 and 2013

			Paid-in	Common		Total
	Common stock		capital	stock	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	deficit	deficit

Balance, April 30, 2012	44,800,000	$44,800	$(39,840)	$–	$(2,220)	$2,740

Shares issued for cash at $0.002	4,800,000	4,800	(3,840)	–	–	960

Shares issued for cash at $0.03	4,534,000	4,534	9,066	–	–	13,600

Net loss for the year	–	–	–	–	(8,277)	(8,277)

Balance, April 30, 2013	54,134,000	54,134	(34,614)	–	(10,497)	9,023

Stock subscriptions received for 29,647,316 shares of common stock	–	–	–	1,482,366	–	1,482,366

Net loss for the year	–	–	–	–	(616,186)	(616,186)

Balance, April 30, 2014	54,134,000	$54,134	$(34,614)	$1,482,366	$(626,683)	$875,203

See accompanying notes to financial statements.

Select-TV Solutions, Inc.

f/k/a Sedition Films Inc.

Notes to Financial Statements

April 30, 2014

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Select-TV Solutions, Inc. (the "Company", “SELT”, “we”, “us” or “our”) was incorporated in Nevada on May 17, 2011 under the name of Renaissance Films Inc. (“RFI”) and intended to produce documentary films. On September 26, 2011, the Company changed its name to Sedition Films Inc. As of the date hereof, the Company has no operations.

On April 7, 2014, the Company experienced a change in control.  Conseil Plumage Blanc Ltd. (“CPB”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between CPB and Jesse Lawrence, the Company’s former director and majority shareholder.  On the closing date, April 7, 2014, pursuant to the terms of the Stock Purchase Agreement, CPB purchased from Jesse Lawrence 4,000,000 (40,000,000 post-split) shares of the Company’s outstanding common stock for $375,000.  As a result of the change in control, CPB owned a total of 4,000,000 (40,000,000 post-split) shares of the Company’s common stock representing 74%.

On May 1, 2014, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Select-TV Solutions, Inc. The Company intends to pursue significant opportunities available within the entertainment sector and online interactive niche.

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company shall issue 1.25 shares for each share STVU, or 49,678,443, and an additional 6,000,000 shares pursuant to a Convertible Promissory Note, maturing December 31, 2014, for a principal amount of CAD$150,000.00 issued by STVU, for a total of 55,678,443 shares. As a result of the merger, the Company, as the surviving entity, shall acquire the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware, and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. The Closing of the transaction was effective on the close of business July 31, 2014.

Stock Split

On May 1, 2014, the Company's Board of Directors declared a ten-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 5,413,400 to 54,134,000. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to May 1, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $616,186 and $8,277 for the years ended April 30, 2014 and 2013, respectively, and has incurred cumulative losses since inception of $626,683. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Select-TV Solutions, Inc.

f/k/a Sedition Films Inc.

Notes to Financial Statements

April 30, 2014

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the depreciable lives of property and equipment and the valuation allowance on deferred tax assets.

Earnings (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC Topic 260, “Earnings Per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2014 and 2013, respectively, there were no common share equivalents outstanding which would be deemed as dilutive.

Fair Value of Financial Instruments

ASC 825 "Financial Instruments" codified Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2014 and 2013, the Company had cash or cash equivalents of $543,853 and 7,978, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC Topic 718-10 (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Select-TV Solutions, Inc.

f/k/a Sedition Films Inc.

Notes to Financial Statements

April 30, 2014

Note 2 – Summary of Significant Accounting Policies (Continued)

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation was calculated using the straight-line method over the estimated useful lives of the respective assets.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not recognize any impairment losses for the years ended April 30, 2014 and 2013.

Comprehensive Income

During the year ended April 30, 2014, the Company paid $364,250 to CPB to enable CPB to acquire the 4,000,000 shares to effectuate the change in control. This expense has been classified as other expense.

The Company adopted ASC 220, Comprehensive Income which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended April 30, 2014 and 2013.

Development Stage Enterprise

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered a development state entity as its operations had not begun and has elected early adoption of this guidance effective with the filing of this annual report.

Note 3 – Recent Accounting Pronouncements

In June 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915)”, which provides guidance on the elimination of the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of this annual report.

In February 2013, the FASB issued ASU 2013-04,”Liabilities (Topic 405)”, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013. We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s financial statements.

Select-TV Solutions, Inc.

f/k/a Sedition Films Inc.

Notes to Financial Statements

April 30, 2014

Note 3 – Recent Accounting Pronouncements (Continued)

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2013. We do not believe the adoption of ASU 2013−02 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2013, the FASB issued ASU 2013-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2013-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material impact on our financial position or results of operations.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

Note 4 – Equipment, net

Equipment, net, consisted of the following at April 30, 2014 and 2013:

	April 30,
	2014	2013

Film Equipment	$–	$1,956

Accumulated depreciation	–	(810)

Equipment, net	$–	$1,146

Depreciation expense was $648 and $648 for the years ended April 30 2014 and 2013, respectively. In April 2014, in conjunction with the Company’s change in control, the film equipment was disposed of at a loss of $498.

Note 5 – Related Parties

During the year ended April 30, 2013, a shareholder and officer loaned $160 to the Company to open a bank account and to help fund operations. The loan was unsecured, non-interest bearing and due on demand. $59 and $101 was been repaid to the shareholder and officer during the years ended April 30, 2014 and 2013, respectively. The balances due to the shareholder and officer was $-0- and $101 as of April 30, 2014 and 2013, respectively.

During the year ended April 30, 2014, the Company advanced a total of $346,050 to STVU for working capital purposes of STVU. The loan is unsecured, non-interest bearing and due on demand. No payments have been received from STVU and the balance due from STVU is $346,050 as of April 30, 2014.

Note 6 – Stockholders’ Deficit

The Company has authorized 75,000,000 shares of Common Stock, $0.001 par value. As of April 30, 2014 and 2013, the Company had 54,134,000 shares of Common Stock issued and outstanding.

On July 5, 2012, the Company issued 4,800,000 shares of common stock for cash proceeds of $960 at $0.0002 per share.

On July 27, 2012, the Company issued 4,534,000 shares of common stock for cash proceeds of $13,600 at $0.003 per share.

Select-TV Solutions, Inc.

f/k/a Sedition Films Inc.

Notes to Financial Statements

April 30, 2014

Note 6 – Stockholders’ Deficit (Continued)

On May 1, 2014, the Company's Board of Directors declared a ten-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 5,413,400 to 54,134,000. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to May 1, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

On May 6, 2014, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of Common Stock to 500,000,000. The par value of $0.001 remained unchanged.

Note 7 – Income Taxes

No provision was made for income taxes for the period from May 17, 2011 (Inception) to April 30, 2014 as the Company had cumulative operating losses.  For the years ended April 30, 2014 and 2013, the Company realized net losses for tax purposes of $10,473 and $8,277, respectively.

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended April 30,
	2014	2013

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	–%	–%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	April 30,
	2014	2013
Deferred income tax assets:

Net operating loss carry forwards	$213,070	$3,570
Valuation allowance	(213,070)	(3,570)

Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by $209,500 and $2,815 for the years ended April 30, 2014 and 2013, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended April 30, 2014 and 2013. At April 30, 2014, the Company has net operating loss carry forwards of approximately $626,680, which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through April 30, 2014, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. As of April 30, 2014, tax years 2012 through 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Select-TV Solutions, Inc.

f/k/a Sedition Films Inc.

Notes to Financial Statements

April 30, 2014

Note 8 – Subsequent Events

On July 3, 2014, the Company issued 4,000,000 shares to each of its two directors for their services.

On July 7, 2014, Mr. Geoffrey Mott was hired as the Company’s Chief Executive Officer and was appointed as a Director of the Company.

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company shall issue 1.25 shares for each share STVU, or 49,678,443, and an additional 6,000,000 shares pursuant to a Convertible Promissory Note, maturing December 31, 2014, for a principal amount of CAN$150,000.00 issued by STVU, for a total of 55,678,443 shares. As a result of the merger, the Company, as the surviving entity, shall acquire the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware, and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in the Americas. The Closing of the transaction was effective on the close of business July 31, 2014.

From May 1, 2014 through July 31, 2014, the Company received $1,125,000 for stock subscriptions to purchase 11,500,000 shares of its common stock.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 18, 2014, the Company dismissed ZBS Group LLP and engaged DKM Certified Public Accountants as its independent registered public accounting firm as of and for the year ended April 30, 2014. The change in independent registered public accounting firm is not the result of any disagreement with ZBS Group LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Prior to its engagement as our independent auditors, DKM Certified Public Accountants, had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management, including the Chief Executive Officer and Acting Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Acting Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of April 30, 2014 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of April 30, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at April 30, 2014:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

As a result of the material weakness described above, management has concluded that, as of April 30, 2014, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when practical and necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the addition of Geoffrey Mott as our Chief executive Officer and Acting Chief Financial Officer, there were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Geoffrey P. Mott	61	Chief Executive Officer	7/7/2014

Philippe Germain	30	Director	4/9/2014

Antonio Treminio	44	Director	4/9/2014

Jesse Lawrence (1)	38	Director, Chief Executive Officer and Chief Financial Officer	5/17/2011

(1) Resigned on April 9, 2014.

Biography of Directors and Officers

Mr. Geoffrey P. Mott was appointed as Chief Executive Officer and Interim Chief Financial Officer of the Company on July 7, 2014. Mr. Mott has extensive experience as a Senior Executive, having served as Managing Director at VantagePoint Capital Partners and was involved in over $100M of direct investments across multiple IT sectors; CEO of Exymion Partners, an operational and financial consultancy based in Boston; Senior Vice President of Strategic Planning at Touchtunes Interactive Media; and Senior Advisor to Acuitux Technologies. Mr. Mott received his BA (1st Class Honors) and MA from Oxford University and a Master of Science in Management from the Sloan School of Economics at MIT, where he specialized in Finance, Economics and System Dynamics and was a Master’s thesis prizewinner.

Mr. Philippe Germain was appointed as a Director of the Company on April 9, 2014. Mr. Germain is co-founder of Oriana Technologies/SelecTV Solutions (a lead technological service provider for high-end boutique hotels); co-founder of Impera Advisory Inc., a strategic business consulting firm headquartered in Montreal, Canada. He has held senior corporate positions in both Europe and North America. Mr. Germain has a combined degree in economics and political sciences with specialization in finance and statistics from Laval University and is fluent in French, German, and English.

Mr. Antonio Treminio was appointed as a Director on April 9, 2014. Mr. Treminio has over 20 years of experience in the financial markets with special focus on corporate financing for private and public companies. Mr. Treminio has broad experience in corporate debt and equity structuring, market intelligence and brand recognition.

Mr. Jesse Lawrence was our President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer Since the inception of the Company on May 17, 2011 and resigned from all positions on April 9, 2014. He has extensive experience within the film industry. His previous practical work and background were closely connected with film making and film production works. Mr. Lawrence is a Chelsea School of Art and University of Miami graduate (2001) and has been working as a professional in the film and television industry for the past eight years on a self-employed basis.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Committees of the Board of Directors

None.

Auditors

Our independent registered public accounting firm is DKM Certified Public Accountants.

Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only two officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible.

Item 11. Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. No such fees have been paid to any director since incorporation.  Reasonable travel expenses are reimbursed.

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of April 30, 2014.

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Geoffrey P. Mott (1)	2014	$–	$–	$–	$–	$–
Chief Executive Officer, Interim Chief Financial Officer	2013	$–	$–	$–	$–	$–

Jesse Lawrence (2)	2014	$–	$–	$–	$–	$–
Chief Executive Officer, Chief Financial Officer and Director	2013	$–	$–	$–	$–	$–

(1)	Mr. Geoffrey P. Mott was appointed as Chief Executive Officer and Interim Chief Financial Officer on July 7, 2014.
(2)	Mr. Jesse Lawrence was appointed as Chief Executive Officer, Chief Financial Officer and Director on May 17, 2011. Mr. Lawrence resigned from all positions on April 9, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of April 30, 2014. Except as otherwise noted, the address of the referenced individual is c/o Select-TV Solutions, Inc., 1395 Brickell Avenue, Suite 800, Miami, FL 33131.

As used in the table below, the term “ beneficial ownership ” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

Percent
	Title of Stock	Beneficial		of
Name and Postion	Class	Ownership		Class (4)

Conseil Plumage Blanc Ltd. (1)	Common Stock	40,000,000	(Direct)	73.89%

Geoffrey P. Mott (3)	Common Stock	–		–%

Philippe Germain (2)	Common Stock	–		–%

Antonio Treminio (2)	Common Stock	–		–%

All Directors and Officers as a Group	Common Stock	–		–%

(1)	Conseil Plumage Blanc Ltd. is a company incorporated in Delaware having its offices at 3422 Old Capitol Trail, Suite 700, Wilmington, DE 19808
(2)	Indicates director.
(3)	Indicates officer.
(4)	The percentage of common stock is calculated based upon 54,134,000 shares issued and outstanding as of April 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no cash. All operating expenses are currently being paid by our majority Shareholder, Conseil Plumage Blanc Ltd., and are shown as due to shareholder on our balance sheet.

The Company has no formal written employment agreement or other contracts with our current Chief Executive and Chief Financial Officers, and there is no assurance that the services to be provided by them will be available for any specific length of time in the future.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On July 18, 2014, the Company replaced ZBS Group LLP and engaged DKM Certified Public Accountants as its independent registered public accounting firm as of and for the year ended April 30, 2014. The change in independent registered public accounting firm was not the result of any disagreement with ZBS Group LLP.

The aggregate fees billed by ZBS Group LLP for the audit of the Company’s annual financial statements were $-0- for the year ended April 30, 2014. The aggregate fees billed by DKM Certified Public Accountants for the audit of the Company’s annual financial statements were $-0- for the year ended April 30, 2014. The aggregate fees billed by ZBS Group LLP for review of the Company's financial statements included in its quarterly reports on Form 10-Q were $2,250 during the year ended April 30, 2014.

Audit-Related Fees

For the years ended April 30, 2014 and 2013, our principal accountants did not render any audit-related services.

Tax Fees

For the fiscal years ended April 30, 2014 and 2013, our principal accountants did not render any services for tax compliance, tax advice, or tax planning work.

All Other Fees

The Company has no other related fees.

Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Chief Executive Officer *
Exhibit 31.2	Rule 13a-14(a) Certification by the Chief Financial Officer *
Exhibit 32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2	Certification by the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Geoffrey P. Mott	August 13, 2014
Geoffrey P. Mott, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philippe Germain	August 13, 2014
Philippe Germain, Director	Date

/s/ Antonio Treminio	August 13, 2014
Antonio Treminio, Director	Date

