Form 10-K/A
period 2014-04-30
Select-TV Solutions, Inc.
filed 2014-09-10
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

Amendment No. 1

____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-186461

____________________________

SELECT-TV SOLUTIONS, INC.

f/k/a Sedition Films Inc.

 (Exact name of registrant as specified in its charter)

________________________

Nevada	99-0378854
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1395 Brickell Avenue, Suite 800 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (418) 264-7134

____________________________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 (“Form 10-K”) was to correct an error in the Statement of Operations on page 4. The amount for the line item “General and administrative expenses” under the column heading “For the Year Ended April 30, 2014”, has been corrected from “251,903” to “123,709”. This change resulted in a change to line item “Loss before income taxes” under the column heading “For the Year Ended April 30, 2014” from “(616,186) to (487,992)” and line item “Net loss” under the column heading “For the Year Ended April 30, 2014” from (616,186) to (487,992)”.

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

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol "SELT.QB". As of April 30, 2014, the Company’s common stock was held by 26 shareholders of record, which does not include shares that are held in street or nominee name.

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

Penny Stock

Our common stock is considered "penny stock" under the rules of the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Operating Expenses

For the year ended April 30, 2014, total operating expenses were $123,709 compared to $8,277 for the previous year. The increase is due to expenses incurred to create and begin implementation of the Company’s revised business plan since the change in control. Expenses were mainly comprised of professional fees, marketing, travel and consulting fees.

Loss from Operations

For the year ended April 30, 2014, the loss from operations was $123,709 compared to $8,277 for the previous year.

Other Income (Expense)

Other expenses for the year ended April 30, 2014 were ($364,283) compared to $nil the previous year. Other expenses included $364,250 paid to Conseil Plumage Blanc Ltd to effectuate the change in control of the Company, currency exchange loss of $985, and loss on disposal of equipment of $498, offset by a refund received of $1,450.

Loss Before Income Taxes

Loss before incomes taxes for the year ended April 30, 2014 was $487,992 compared to $8,277 for the previous year. The loss for the current year was due to general and administrative expenses along with expenses incurred to complete the change in control.

Liquidity and Capital Resources

Cash used in operating activities was $946,390 and $7,629 for the years ended April 30, 2014, and 2013, respectively.  The principal elements of cash flow used in operations for the year ended April 30, 2014 included a net loss of $616,186, offset by depreciation expense of $648, expenses paid by a shareholder of $750, loss on disposal of equipment of $498 and an increase in accounts payable of $14,700, offset by an increase of amounts due from related parties of $346,050 . The principal elements of cash flow used in operations for the year ended April 30, 2013 included a net loss of $8,277, offset by depreciation expense of $648.

No cash was used in investing activities during the years ended April 30, 2014 and 2013.

Cash provided by financing activities was $1,482,265 for the year ended April 30, 2014 compared to cash generated of $14,661 for the year ended April 30, 2013. Financing activities for the year ended April 30, 2014 included $1,482,366 received for stock subscriptions offset by the repayment of a loan from a shareholder while the cash generated for the year ended April 30, 2013 included a loan from a shareholder for $101 and proceeds from the sale of common stock of $14,560.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $487,992 for the year ended April 30, 2014, has incurred cumulative losses since inception of $498,489 . These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

August 12 and September 10, 2014

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

/s/ ZBS Group LLP

Melville, New York

August 12, 2014

115 Broad Hollow Road, Suite 350  Melville, New York 11747

Tel: (516) 394-3344 Fax: (516) 908-7867

www.zmscpas.com

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Balance Sheets

	April 30,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$543,853	$7,978
Due from related parties	346,050	–
Total current assets	889,903	7,978

Equipment, net	–	1,146

Total assets	$889,903	$9,124

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$14,700	$–
Due to shareholder	–	101
Total current liabilities	14,700	101

Other liabilities	–	–

Total liabilities	14,700	101

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 54,134,000 shares issued and outstanding at April 30, 2014 and 2013, respectively	54,134	54,134
Paid-in capital (deficiency)	(34,614)	(34,614)
Common stock issuable	1,482,366	–
Deferred issuance costs	(128,194)	–
Accumulated deficit	(498,489)	(10,497)
Total stockholders' deficit	875,203	9,023

Total liabilities and stockholders' deficit	$889,903	$9,124

See accompanying notes to financial statements.

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Statements of Operations

	For the Year Ended April 30,
	2014	2013

Revenues	$–	$–

Operating expenses:
General and administrative expenses	123,709	8,277

Loss from operations	(123,709)	(8,277)

Other income (expense):
Refund	1,450	–
Exchange loss	(985)	–
Other expense	(364,250)	–
Loss on disposal of equipment	(498)	–
Total other income (expense)	(364,283)	–

Loss before income taxes	(487,992)	(8,277)

Provision for income taxes	–	–

Net loss	$(487,992)	$(8,277)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	54,134,000	52,306,120

See accompanying notes to financial statements.

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Statements of Cash Flows

	For the Year Ended April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(487,922)	$(8,277)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	648	648
Loss on disposal of equipment	498	–
Changes in operating assets and liabilities:
Prepaid expenses	–	–
Accounts payable	14,700	–
Net cash used in operating activities	(472,076)	(7,629)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Loans from sharehoders	–	101
Payments on loans from shareholders	(101)	–
Advances to related parties	(346,050)	–
Proceeds from sale of stock subscriptions	1,482,366	–
Proceeds from sale of common stock	–	14,560
Deferred issuance costs	(128,194)	–
Net cash provided by financing activities	1,008,021	14,661

Net increase in cash	535,875	7,032

Cash and cash equivalents at beginning of year	7,978	946

Cash and cash equivalents at end of year	$543,853	$7,978

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

See accompanying notes to financial statements.

Select-TV Solutions, Inc.

f/k/a/ Sedition Films Inc.

Statement of Stockholders' Deficit

For the years ended April 30, 2014 and 2013

			Paid-in	Common	Deferred		Total
	Common stock		capital	stock	issuance	Accumulated	stockholders'
	Shares	Amount	(deficiency)	issuable	cost	deficit	deficit

Balance, April 30, 2012	44,800,000	$44,800	$(39,840)	$–	$–	$(2,220)	$2,740

Shares issued for cash at $0.002	4,800,000	4,800	(3,840)	–	–	–	960

Shares issued for cash at $0.03	4,534,000	4,534	9,066	–	–	–	13,600

Net loss for the year	–	–	–	–	–	(8,277)	(8,277)

Balance, April 30, 2013	54,134,000	54,134	(34,614)	–	–	(10,497)	9,023

Stock subscriptions received for 29,647,316 shares of common stock	–	–	–	1,482,366	–	–	1,482,366

Issuance costs on stock subscriptions	–	–	–	–	(128,194)	–	(128,194)

Net loss for the year	–	–	–	–	–	(487,992)	(487,992)

Balance, April 30, 2014	54,134,000	$54,134	$(34,614)	$1,482,366	$(128,194)	$(498,489)	$875,203

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $487,992 and $8,277 for the years ended April 30, 2014 and 2013, respectively, and has incurred cumulative losses since inception of $498,489.   These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2014 and 2013, the Company had cash or cash equivalents of $543,853 and $7,978, respectively.

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

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended April 30,
	2014	2013

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	-%	-%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	2014	2013
Deferred income tax assets:

Net operating loss carry forwards	$169,490	$3,570
Valuation allowance	(169,490)	(3,570)

Net deferred income tax assets	$–	$–

The Company has established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $209,500 and $2,815 for the years ended April 30, 2014 and 2013, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended April 30, 2014 and 2013. At April 30, 2014, the Company has net operating loss carry forwards of approximately $169,490, which expire commencing 2032. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

Select-TV Solutions, Inc.

f/k/a Sedition Films Inc.

Notes to Financial Statements

April 30, 2014

Note 7 – Income Taxes (Continued)

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

				Stock	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total

Geoffrey P. Mott (1) Chief Executive Officer,	2014	$–	$–	$–	$–	$–
Interim Chief Financial Officer	2013	$–	$–	$–	$–	$–

Jesse Lawrence (2) Chief Executive Officer,	2014	$–	$–	$–	$–	$–
Chief Financial Officer and Director	2013	$–	$–	$–	$–	$–

(1)	Mr. Geoffrey P. Mott was appointed as Chief Executive Officer and Interim Chief Financial Officer on July 7, 2014.
(2)	Mr. Jesse Lawrence was appointed as Chief Executive Officer, Chief Financial Officer and Director on May 17, 2011. Mr. Lawrence resigned from all positions on April 9, 2014.

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

/s/ Geoffrey P. Mott	September 10, 2014
Geoffrey P. Mott, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philippe Germain	September 10, 2014
Philippe Germain, Director	Date

/s/ Antonio Treminio	September 10, 2014
Antonio Treminio, Director	Date

