Form 10-Q
period 2014-07-31
Select-TV Solutions, Inc.
filed 2014-09-19
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-186461

__________________________________________

SELECT-TV SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

__________________________________________

Nevada	99-0378854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1395 Brickell Avenue, Suite 800 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(418) 264-7134

(Registrant’s telephone number, including area code)

__________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of September 16, 2014, the registrant had 164,820,845 shares of its Common Stock, $0.001 par value, outstanding.

SELECT-TV SOLUTIONS INC.

FORM 10-Q

JULY 31, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of July 31, 2014 (unaudited) and April 30, 2014	3
	Consolidated Statements of Operations for the Three Months Ended July 31, 2014 and 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2014 and 2013 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

	Legal Proceedings	13
	Risk Factors	13
	Unregistered Sales of Equity Securities and Use of Proceeds	13
	Defaults Upon Senior Securities	13
	Mine Safety Disclosures	13
	Other Information	13
	Exhibits	13

SIGNATURES		14

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Select-TV Solutions, Inc.

Consolidated Balance Sheets

	July 31,	April 30,
	2014	2014
	(unaudited)	Restated
ASSETS

Current assets:
Cash and cash equivalents	$848,036	$543,853
Accounts receivable	2,898	–
Sales tax receivable	56,516	–
Due from related parties	–	346,050
Deposits on inventory	277,928	–
Prepaid expenses	131,067	–
Total current assets	1,316,445	889,903

Equipment, net	19,824	–

Licenses, net	83,283	–

Goodwill	3,732,528	–

Total assets	$5,152,080	$889,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$308,278	$14,700
Accrued liabilities	43,405	–
Loans payable - current	9,657	–
Total current liabilities	361,340	14,700

Other liabilities
Loans payable - long term	20,000	–

Total liabilities	381,340	14,700

Stockholders' equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 62,134,000 and 54,134,000 shares issued and outstanding at July 31, 2014 and April 30, 2014, respectively	62,134	54,134
Paid-in capital (deficiency)	757,386	(34,614)
Common stock issuable	5,926,444	1,482,366
Deferred issuance costs	(252,237)	(128,194)
Accumulated other comprehensive loss	(81,434)	–
Accumulated deficit	(1,641,553)	(498,489)
Total stockholders' equity	4,770,740	875,203

Total liabilities and stockholders' equity	$5,152,080	$889,903

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2014	2013
Revenues	$–	$–

Operating expenses:
General and administrative expenses	1,143,064	5,044

Loss before income taxes	(1,143,064)	(5,044)

Provision for income taxes	–	–

Net loss	$(1,143,064)	$(5,044)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	56,568,783	54,134,000

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended July 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,143,064)	$(5,044)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	–	162
Stock issued for services	800,000	–
Changes in operating assets and liabilities:
Prepaid expenses	(31,067)	–
Accounts payable	(14,700)	–
Accrued liabilities	25,000	–
Net cash used in operating activities	(363,831)	(4,882)

Cash flows from investing activities:
Cash acquired in merger	35	–
Net cash provided by investing activities	35	–

Cash flows from financing activities:
Advances to related parties	(371,350)	–
Proceeds from sale of stock subscriptions	1,163,372	–
Deferred issuance costs	(124,043)	–
Net cash provided by financing activities	667,979	–

Net increase in cash	304,183	(4,882)

Cash and cash equivalents at beginning of period	543,853	7,978

Cash and cash equivalents at end of period	$848,036	$3,096

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Net liabilities acquired in acquisitions, net of cash	$833,256	$–
Goodwill	$(3,732,528)	$–
Common stock issuable	$2,980,706	$–
Other comprehensive loss	$(81,434)	$–

See accompanying notes to consolidated financial statements.

Note 1 – Organization, Presentation and Going Concern

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

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company shall issue 1.25 shares of common stock for each share STVU, or 49,678,443 shares, and an additional 6,000,000 shares pursuant to a Convertible Promissory Note, maturing December 31, 2014, for a principal amount of CAD$150,000 issued by STVU, for a total of 55,678,443 shares. As a result of the merger, the Company, as the surviving entity, acquired the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware), and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. The Closing of the transaction was effective on the close of business July 31, 2014.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited consolidated financial statements should be read in conjunction with the 2014 audited annual financial statements included in the Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2014.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,143,064 for the three months ended July 31, 2014 and has incurred cumulative losses since inception of $1,641,553. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Note 1 – Organization, Presentation and Going Concern (Continued)

Going Concern (Continued)

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Note 2 – Business Combinations

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company shall issue 1.25 shares of its common stock for each share of STVU, or 49,678,443 shares.

The following table summarizes the consideration given for the net assets of STVU and the fair values of the assets acquired and liabilities assumed recognized at the merger date. Management is in the process of valuing any identifiable tangible and intangible assets. Until the valuation is complete and values are assigned to tangible or intangible assets, if any, the entire amount of the excess of the consideration given over the net liabilities acquired is allocated to goodwill.

Consideration Given:

49,678,443 shares of common stock	$2,980,706

Fair value of identifiable assets acquired and liabilities assumed:

Cash	35
Accounts receivable	2,898
Sales tax receivable	56,516
Deposits on inventory	277,928
Prepaid expenses	100,000
Equipment, net	19,824
Licenses, net	83,283
Accounts payable	(308,278)
Accrued liabilities	(18,405)
Loans payable - current	(9,657)
Loans payable - noncurrent	(20,000)
Amounts due to Select TV Solutions, Inc.	(1,017,400)
Accumulated other comprehensive loss	81,434
Identified intangible assets	–
Total identifiable net assets (liabilities)	(751,822)

Goodwill and unidentified intangible assets	3,732,528

$2,980,706

Note 3 – Equipment, net

Equipment, net, is recorded at cost and consisted of the following at July 31, 2014 and April 30, 2014:

	July 31,	April 30,
	2014	2014

Equipment	$54,878	$–

Accumulated depreciation	(35,054)	–

Equipment, net	$19,824	$–

Depreciation expense was $-0- and $162 for the three months ended July 31, 2014 and 2013, respectively. The balance of equipment at July 31, 2014 was a result of the merger with STVU on July 31, 2014. Accordingly, no depreciation expense was recognized for the three months ended July 31, 2014. In April 2014, in conjunction with the Company’s change in control, the total amount of film equipment was disposed of at a loss of $498.

Note 4 – Licenses, net

As a result of the merger with STVU, the Company acquired the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware), and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. Licenses, net, consisted of the following at July 31, 2014 and April 30, 2014:

	July 31,	April 30,
	2014	2014

Licenses	$263,000	$–

Accumulated amortization	(179,717)	–

Licenses, net	$83,283	$–

As the merger with STVU was effective on July 31, 2014, no amortization expense was recognized for the three months ended July 31, 2014.

Note 5 – Stockholders’ Equity

The Company has authorized 500,000,000 shares of Common Stock, $0.001 par value.

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

During the three months ended July 31, 2014, the Company received stock subscriptions of $1,163,372 for 14,483,720 shares of common stock. These shares are included in common stock issuable at July 31, 2014.

Note 5 – Stockholders’ Equity (Continued)

Pursuant to the merger with STVU, the Company shall issue 1.25 shares of common stock for each share STVU, or 49,678,443 shares, and an additional 6,000,000 shares pursuant to a Convertible Promissory Note, maturing December 31, 2014, for a principal amount of CAD$150,000 issued by STVU, for a total of 55,678,443 shares. These shares have been valued at a fair value of $3,280,706 based on the average vale of stock subscriptions sold to investors at the date of merger and are included in common stock issuable at July 31, 2014.

During the three months ended July 31, 2014, the Company issued an aggregate of 8,000,000 shares of its common stock to its then two directors. The shares were valued at $0.10 per share based on the most recent sales of stock subscriptions to investors at the date of issuance for a total of $800,000 which is included in general and administrative expenses for the three months ended July 31, 2014.

As a result of the merger with STVU which was effective July 31, 2014, $81,434 of accumulated other comprehensive loss was acquired and is recognized in the consolidated balance sheet as of July 31, 2014.

Note 6 – Related Party Transactions

As of April 30, 2013, the Company owed a shareholder and officer $101 which was repaid during the year ended April 30, 2014.

During the three months ended July 31, 2014 and the year ended April 30, 2014, the Company advanced $371,350 and $346,050, respectively, to STVU for working capital purposes of STVU. As of July 31, 2014, due to the merger with STVU, the amounts are eliminated in consolidation.

Note 7 – Subsequent Events

On August 18, 2014, the Company issued an aggregate of 8,677,366 shares of its common stock to ten consultants as payment for services. These shares were valued at a fair value of $867,737, or $0.10 per share, based on the cash value of stock subscriptions sold to investors.

On August 20, 2014, the Company issued 200,000 shares of its common stock to an investor for $10,000 in cash.

On August 20, 2014, the Company issued 49,678,443 shares of its common stock at a value of $2,980,706 to the former shareholders of STVU pursuant to the terms of the merger. These shares were included in common stock issuable at July 31, 2014.

On August 20, 2014, the Company issued 44,131,036 shares of its common stock at a value of $2,645,738 to investors which were included in common stock issuable at July 31, 2014.

On August 29, 2014, the shareholders of the Company voted to add Eric Gareau and Christian Trudeau to the Board of Directors, joining Mr., Germain. On the same date, Mr. Antonio Treminio resigned his position as Director.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On July 7, 2014, the company’s shareholders appointed Mr. Geoffrey P. Mott as the Company’s Chief Executive Officer.

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company shall issue 1.25 shares of common stock for each share STVU, or 49,678,443 shares, and an additional 6,000,000 shares pursuant to a Convertible Promissory Note, maturing December 31, 2014, for a principal amount of CAD$150,000 issued by STVU, for a total of 55,678,443 shares. As a result of the merger, the Company, as the surviving entity, acquired the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware), and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. The Closing of the transaction was effective on the close of business July 31, 2014.

On August 29, 2014, the shareholders of the Company voted to add Eric Gareau and Christian Trudeau to the Board of Directors, joining Mr. Germain. On the same date, Mr. Antonio Treminio resigned his position as Director.

Plan of Operations

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

Results of Operations

For the three months ended July 31, 2014 compared to the three months ended July 31, 2013

Revenues

The Company had no revenue for the three months ended July 31, 2014 and 2013.

Operating Expenses

For the three months ended July 31, 2014, total operating expenses were $1,143,064 compared to $5,044 for the three months ended July 31, 2013 resulting in an increase of $1,138,020. The increase was primarily due to 8,000,000 shares issued for stock based compensation of in the amount of $800,000 and other general an overhead expenses.

Net loss for the three months ended July 31, 2014 was $1,143,064 compared to $5,044 for the three months ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had cash of $848,036 and working capital of $955,105. Cash used in operating activities was $363,831 and $4,882 for the three months ended July 31, 2014, and 2013, respectively.  The principal elements of cash flow used in operations for the three months ended July 31, 2014 included a net loss of $1,143,064, offset by stock issued for services of $800,000 and increased by changes in operating assets and liabilities of $45,767. The principal elements of cash flow used in operations for the three months ended July 31, 2013 included a net loss of $5,044, offset by depreciation expense of $162.

Cash provided by investing activities for the three months ended July 31, 2014 consisted of $35 of cash received in the merger with STVU. No cash was provided by investing activities during the three months ended July 31, 2013.

Cash provided by financing activities was $667,979 for the three months ended July 31, 2014 compared to no cash generated for the three months ended July 31, 2013. Financing activities for the three months ended July 31, 2014 included $1,163,372 received for stock subscriptions offset by deferred issuance costs of $124,043 and advances to related parties of $371,350.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended April 30, 2014 regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this conclusion by our independent auditors.

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements as of and for the year ended April 30, 2014, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of July 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2014, the Company issued an aggregate of 8,000,000 shares of its common stock to its then two directors.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Select-TV Solutions, Inc.

/s/ Geoffrey P. Mott	September 19, 2014
Geoffrey P. Mott, Chief Executive Officer	Date

