Form 10-Q
period 2014-10-31
Select-TV Solutions, Inc.
filed 2014-12-15
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-186461

 _______________________________________

SELECT-TV SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

_______________________________________

Nevada	99-0378854
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1395 Brickell Avenue, Suite 800 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(418) 264-7134

(Registrant’s telephone number, including area code)

____________________________________

(Former name and address of registrant)

_________________________________________

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

As of December 10, 2014, the registrant had 156,720,845 shares of its Common Stock, $0.001 par value, outstanding.

SELECT-TV SOLUTIONS INC.

FORM 10-Q

OCTOBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Select-TV Solutions, Inc.

Consolidated Balance Sheets

	October 31,	April 30,
	2014	2014
	(unaudited)	Restated
ASSETS

Current assets:
Cash and cash equivalents	$401,185	$543,853
Accounts receivable	29,488	–
Sales tax receivable	57,755	–
Due from related parties	195,877	346,050
Inventory	284,305	–
Prepaid expenses	400,674	–
Total current assets	1,369,284	889,903

Equipment, net	32,236	–

Licenses, net	70,133	–

Goodwill	3,446,495	–

Total assets	$4,918,148	$889,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$223,271	$14,700
Accrued liabilities	26,351	–
Loans payable - current	40,645	–
Total current liabilities	290,267	14,700

Other liabilities	–	–

Total liabilities	290,267	14,700

Stockholders' equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 156,720,845 and 54,134,000 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively	156,721	54,134
Paid-in capital (deficiency)	6,542,346	(34,614)
Common stock issuable	459,873	1,482,366
Deferred issuance costs	–	(128,194)
Accumulated other comprehensive gain	2,721	–
Accumulated deficit	(2,533,780)	(498,489)
Total stockholders' equity	4,627,881	875,203

Total liabilities and stockholders' equity	$4,918,148	$889,903

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013
Revenues	$29,825	$–	$29,825	$–

Operating expenses:
Cost of revenues	169,581	–	169,581	–
Selling and marketing expenses	20,653	–	20,653	–
General and administrative expenses	729,634	3,254	1,872,698	8,298

Total operating costs	919,868	3,254	2,062,932	8,298

Loss from operations	(890,043)	(3,254)	(2,033,107)	(8,298)

Other income (expense):
Currency exchange gain (loss)	(2,184)	–	(2,184)	–

Loss before income taxes	(892,227)	(3,254)	(2,035,291)	(8,298)

Provision for income taxes	–	–	–	–

Net loss	$(892,227)	$(3,254)	$(2,035,291)	$(8,298)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	143,538,287	54,134,000	100,097,013	54,134,000

Net loss	(892,227)	(3,254)	(2,035,291)	(8,298)

Foreign currency transaltion gain (loss)	987	–	987	–

Total comprehensive loss	$(891,240)	$(3,254)	$(2,034,304)	$(8,298)

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	October 31,	October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,035,291)	$(8,298)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	15,784	324
Stock issued and issuable for services	895,000	–
Changes in operating assets and liabilities:
Accounts receivable	(27,216)	–
Inventory	(19,160)	–
Prepaid expenses	192,062	–
Accounts payable	74,791	–
Accrued liabilities	14,908	–
Net cash used in operating activities	(889,122)	(7,974)

Cash flows from investing activities:
Acquisition of equipment	(10,373)	–
Cash acquired in merger	912	–
Net cash used in investing activities	(9,461)	–

Cash flows from financing activities:
Advances to related parties	(567,227)	–
Proceeds from sale of stock subscriptions	414,873	–
Proceeds from sale of common stock, net of issuance costs	1,001,932	–
Payments on loans payable	(93,350)	–
Net cash provided by financing activities	756,228	–

Effects of exchange rates on cash	(313)	–

Net increase in cash	(142,668)	(7,974)

Cash and cash equivalents at beginning of period	543,853	7,978

Cash and cash equivalents at end of period	$401,185	$4

Continued

Select-TV Solutions, Inc.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Six Months Ended
	October 31,	October 31,
	2014	2013

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

49,678,443 shares issued in acquisition of Select-TV Solutions (USA), Inc.:
Net liabilities acquired in acquisitions, net of cash	$464,054	$–
Goodwill	$(3,446,495)	$–
Common stock	$49,679	$–
Paid in capital	$2,931,028	$–
Other comprehensive loss	$1,734	$–

Common stock issued for prepaid consulting services:
Prepaid expenses	$(492,736)	$–
Common stock	$7,677	$–
Paid in capital	$485,059	$–

Common stock issued for subscriptions received:
Common stock	$29,647	$–
Paid in capital	$1,324,525	$–
Common stock issuable	$(1,482,366)	$–
Deferred issuance costs	$128,194	$–

Common stock returned to treasury and cancelled:
Common stock	$(8,100)	$–
Paid in capital	$8,100	$–

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

October 31, 2014

(Unaudited)

Note 1 – Organization, Presentation and Going Concern

Organization

Select-TV Solutions, Inc. (the "Company" or “SELT”) was incorporated in Nevada on May 17, 2011 under the name of Renaissance Films Inc. (“RFI”) and intended to produce documentary films. On September 26, 2011, the Company changed its name to Sedition Films Inc.

On April 7, 2014, the Company experienced a change in control.  Conseil Plumage Blanc Ltd. (“CPB”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between CPB and Jesse Lawrence, the Company’s former director and majority shareholder.  On the closing date, April 7, 2014, pursuant to the terms of the Stock Purchase Agreement, CPB purchased from Jesse Lawrence 40,000,000 shares of the Company’s outstanding common stock for $375,000.  As a result of the change in control, CPB owned a total of 40,000,000 shares of the Company’s common stock representing 74% of the outstanding common stock.

On May 1, 2014, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change its name to Select-TV Solutions, Inc.

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company issued 1.25 shares of common stock for each share STVU, or 49,678,443 shares. As a result of the merger, the Company, as the surviving entity, acquired the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware), and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. The Closing of the transaction was effective on the close of business July 31, 2014.

Stock Split

On May 1, 2014, the Company's Board of Directors declared a ten-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 5,413,400 to 54,134,000 as of May 1, 2014. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to May 1, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

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

These unaudited consolidated financial statements should be read in conjunction with the 2014 audited annual financial statements included in the Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 10, 2014.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,035,291 for the six months ended October 31, 2014 and has incurred cumulative losses since inception of $2,533,780. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

October 31, 2014

(Unaudited)

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

Significant Accounting Policies

Revenue Recognition

Revenue is recognized upon delivery when the following conditions are met:

•	The Company has transferred the significant risks and rewards of ownership to the buyer;
•	The amount of revenue can be measured reliably;
•	It is probable that the economic benefits associated with the transaction will flow to the Company;
•	And collection is assured.

These conditions occur when the goods or services have been delivered to the contractually agreed location of the customer.

Inventory

Inventories are stated at the lower of cost or market (“LCM”). The Company uses the first-in-first-out (“FIFO”) method of valuing inventory. Inventory consists primarily of finished goods and accessories for use in the delivery of media content to its customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Select-TV Solutions, Inc. and its wholly-owned subsidiaries, Oriana Technologies Canada Inc. and Select-TV Solutions (Canada), Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 2 – Prepaid Expenses

Prepaid expenses consist of the following at October 31, 2014 and April 30, 2014:

	October 31,	April 30,
	2014	2014
Prepaid consulting	$232,810	$–

Hotel deployment partnership agreement	98,000	–

Deposits on inventory	69,500	–

Other	364	–

Prepaid expenses	$400,674	$–

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

October 31, 2014

(Unaudited)

Note 2 – Prepaid Expenses (continued)

During the six months ended October 31, 2014, the Company issued an aggregate of 7,677,366 shares of its restricted common stock to nine consultants for services to be provided pursuant to consulting agreements. The shares were valued at an average price of $0.064 per share based on the most recent sales of stock subscriptions to investors as of the dates of obligation for a total of $492,736. Based on the terms of the agreements, $259,927 has been included in general and administrative expenses for the six months ended October 31, 2014 and $232,810 is included in prepaid expenses at October 31, 2014. (See Note 5 – Stockholders’ Equity).

On May 1, 2014, STVU (which was merged into the Company on July 31, 2014) entered into a Hotel Deployment Partnership Agreement with AACSA Partners LLC (“AACSA”) whereby AACSA is to provide the Company with up to 1,000 hotel customers through three distinct phases. The agreement has an initial term of seven years and renews annually for each subsequent year unless terminated as permitted in the agreement.

The three Phases are as follows:

Phase 1 – Includes a commitment by AACSA for contracting of 100 hotels nationwide by December 31, 2014. The Company has paid a $100,000 fee for Phase 1 as of July 31, 2014. Two hotels have been deployed as of October 31, 2014 and $2,000 is included in cost of revenues for the three and six months ended October 31, 2014. $98,000 is included in prepaid expenses at October 31, 2014.

Phase 2 – Includes a commitment by AACSA for contracting an additional 150 hotels nationwide between January 1, 2015 and June 30, 2015. Fees of $150,000 will be payable in installments of $75,000 due on January 15, 2015 and $75,000 due on April 15, 2015 for the Phase 2 implementation.

Phase 3 – Includes a commitment by AACSA for contracting an additional 750 hotels nationwide between July 1, 2015 and June 30, 2016. Fees of $750,000 will be payable in three equal quarterly installments of $250,000 each starting on July 1, 2015 for the Phase 3 implementation.

As of October 31, 2014, the Company has prepaid $69,500 on a purchase order for inventory from a supplier.

Note 3 – Equipment, net

Equipment, net, is recorded at cost and consisted of the following at October 31, 2014 and April 30, 2014:

	October 31,	April 30,
	2014	2014
Equipment	$63,676	$–

Accumulated depreciation	(31,440)	–

Equipment, net	$32,236	$–

Depreciation expense was $2,634 and $324 for the six months ended October 31, 2014 and 2013, respectively. The balance of equipment at October 31, 2014 was a result of the merger with STVU on July 31, 2014 and equipment purchases of $10,373 during the six months ended October 31, 2014. In April 2014, in conjunction with the Company’s change in control, the total amount of film equipment was disposed of at a loss of $498.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

October 31, 2014

(Unaudited)

Note 4 – Licenses, net

As a result of the merger with STVU, the Company acquired the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware), and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. Licenses, net, consisted of the following at October 31, 2014 and April 30, 2014:

	October 31,	April 30,
	2014	2014
Licenses	$263,000	$–

Accumulated amortization	(192,867)	–

Licenses, net	$70,133	$–

Amortization expense was $13,150 and $-0- for the six months ended October 31, 2014 and 2013, respectively.

Note 5 – Stockholders’ Equity

The Company has authorized 500,000,000 shares of Common Stock, $0.001 par value.

On May 1, 2014, the Company's Board of Directors declared a ten-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 5,413,400 to 54,134,000 as of May 1, 2014. All common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to May 1, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

During the six months ended October 31, 2014, the Company issued 29,647,316 shares of its restricted common stock for stock subscriptions received as of April 30, 2014 of $1,482,366. These shares were included in common stock issuable at April 30, 2014. $128,194 of issuance costs were charged to paid in capital relating to these shares during the six months ended October 31, 2014.

During the six months ended October 31, 2014, the Company issued 14,683,720 shares of its restricted common stock for cash of $1,001,932 (net of issuance costs of $171,440).

Pursuant to the merger with STVU, the Company issued 1.25 shares of its restricted common stock for each share of STVU, or 49,678,443 shares. These shares have been valued at a fair value of $2,980,707 based on the average value of stock subscriptions sold to investors at the date of merger.

During the six months ended October 31, 2014, the Company issued an aggregate of 8,000,000 shares of its restricted common stock to its then two directors. The shares were valued at $0.10 per share based on the most recent sales of stock subscriptions to investors at the date of issuance for a total of $800,000, which is included in general and administrative expenses for the six months ended October 31, 2014.

During the six months ended October 31, 2014, the Company issued an aggregate of 1,000,000 shares of its restricted common stock to a consultant for services pursuant to a consulting agreement. The shares were valued at $0.05 per share based on the most recent sales of stock subscriptions to investors at the date of obligation for a total of $50,000, which is included in general and administrative expenses for the six months ended October 31, 2014.

During the six months ended October 31, 2014, the Company issued an aggregate of 7,677,366 shares of its restricted common stock to nine consultants for services to be provided pursuant to consulting agreements. The shares were valued at an average price of $0.064 per share based on the most recent sales of stock subscriptions to investors as of the dates of obligation for a total of $492,736. Based on the terms of the agreements, $259,927 is included in general and administrative expenses for the six months ended October 31, 2014 and $232,810 is included in prepaid expenses at October 31, 2014.

During the six months ended October 31, 2014, the Company received stock subscriptions of $414,873 for 6,976,230 shares of common stock. These shares are included in common stock issuable at October 31, 2014.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

October 31, 2014

(Unaudited)

Note 5 – Stockholders’ Equity (Continued)

Pursuant to a consulting agreement, the Company is obligated to issue 500,000 shares of its restricted common stock to a consultant for services at October 31, 2014. The shares were valued at a total of $45,000 based on the most recent sales of stock subscriptions to investors at the dates of the obligation, which is included in general and administrative expenses for the six months ended October 31, 2014. These shares are included in common stock issuable at October 31, 2014.

During the six months ended October 31, 2014, three shareholders returned an aggregate of 8,100,000 common shares to treasury as a capital contribution. These shares were cancelled by the Company.

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

During the six months ended October 31, 2014, the Company advanced $195,877 to Cannoco PLC, a U.K corporation for its services and expenses related to possible future acquisitions. Philippe Germain, the Company’s Chairman and director, is the sole shareholder of Cannoco PLC.

Note 7 – Business Combinations

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company issued 1.25 shares of its common stock for each share of STVU, or 49,678,443 shares.

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

Consideration Given:

49,678,443 shares of common stock	$2,980,707

Fair value of identifiable assets acquired and liabilities assumed:

Cash	912
Accounts receivable	2,272
Sales tax receivable	57,755
Deposits on inventory	265,145
Prepaid expenses	100,000
Equipment, net	25,537
Licenses, net	83,283
Accounts payable	(133,780)
Accrued liabilities	(11,443)
Loans payable - current	(136,335)
Amounts due to Select TV Solutions, Inc.	(717,400)
Accumulated other comprehensive loss	(1,734)
Identified intangible assets	–
Total identifiable net assets (liabilities)	(465,788)

Goodwill and unidentified intangible assets	3,446,495

$2,980,707

Note 8 – Subsequent Events

From November 1, 2014 through December 12, 2014, the Company received $572,000 for subscriptions to purchase 5,720,000 shares of common stock. The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the consolidated financial statements.

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

On April 7, 2014, the Company experienced a change in control.  Conseil Plumage Blanc Ltd. (“CPB”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between CPB and Jesse Lawrence, the Company’s former director and majority shareholder.  On the closing date, April 7, 2014, pursuant to the terms of the Stock Purchase Agreement, CPB purchased from Jesse Lawrence 4,000,000 (40,000,000 post-split) shares of the Company’s outstanding common stock for $375,000.  As a result of the change in control, CPB owned a total of 4,000,000 (40,000,000 post-split) shares of the Company’s common stock representing 74% of the outstanding shares at the time.

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

On May 1, 2014, the Company's Board of Directors declared a ten-to-one forward stock split of all outstanding shares of common stock. The effect of the stock split increased the number of shares of common stock outstanding from 5,413,400 to 54,134,000 at May 1, 2014. The total number of authorized common shares and the par value thereof was not changed by the split.

On July 7, 2014, the company’s shareholders appointed Mr. Geoffrey P. Mott as the Company’s Chief Executive Officer.

On July 18, 2014, the Company entered into a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), a Florida corporation. Pursuant to the terms of the Agreement, the Company issued 1.25 shares of common stock for each share STVU, or 49,678,443 shares. As a result of the merger, the Company, as the surviving entity, acquired the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware), and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. The Closing of the transaction was effective on the close of business July 31, 2014.

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

Results of Operations

For the three months ended October 31, 2014 compared to the three months ended October 31, 2013

Revenues

The Company had revenue of $29,825 for the three months ended October 31, 2014 compared to no revenue for the three months ended October 31, 2013. The increase in revenue is due to the merger with Select-TV Solutions (USA), Inc.

Operating Expenses

For the three months ended October 31, 2014, total operating expenses were $919,868 compared to $3,254 for the three months ended October 31, 2013 resulting in an increase of $916,614.

Cost of revenues increased $169,581 and is directly attributable to the initial costs associated with bringing new customers on-line to receive the Company’s products and services.

Selling and marketing expenses increased $20,653 and is primarily due to the merger with Select-TV Solutions (USA), Inc.

General and administrative expenses increased by $726,380 and was primarily due to $354,927 of stock based consulting fees and $128,948 of consulting fees. The remaining increase is related to general and overhead costs due to the merger with Select-TV Solutions (USA), Inc.

Net loss for the three months ended October 31, 2014 was $892,227 compared to $3,254 for the three months ended October 31, 2013.

For the six months ended October 31, 2014 compared to the six months ended October 31, 2013

Revenues

The Company had revenue of $29,825 for the six months ended October 31, 2014 compared to no revenue for the six months ended October 31, 2013. The increase in revenue is due to the merger with Select-TV Solutions (USA), Inc.

Operating Expenses

For the six months ended October 31, 2014, total operating expenses were $2,062,932 compared to $8,298 for the six months ended October 31, 2013 resulting in an increase of $2,054,634.

Cost of revenues increased $169,581 and is directly attributable to the initial costs associated with bringing new customers on-line to receive the Company’s products and services.

Selling and marketing expenses increased $20,653 and is primarily due to the merger with Select-TV Solutions (USA), Inc.

General and administrative expenses increased by $1,864,400 and was primarily due to 8,000,000 shares issued for stock based compensation of in the amount of $800,000, $354,927 of stock based consulting fees, and $276,928 of consulting fees. The remaining increase is related to general and overhead costs due to the merger with Select-TV Solutions (USA), Inc.

Net loss for the six months ended October 31, 2014 was $2,035,291 compared to $8,298 for the six months ended October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had cash of $401,185 and working capital of $1,079,017. Cash used in operating activities was $1,084,999 and $7,974 for the six months ended October 31, 2014, and 2013, respectively.  The principal elements of cash flow used in operations for the six months ended October 31, 2014 included a net loss of $2,035,291, offset by depreciation and amortization of $15,784 and stock issued and issuable for services of $895,000; and increased by changes in operating assets and liabilities of $39,508. The principal elements of cash flow used in operations for the six months ended July 31, 2013 included a net loss of $8,298, offset by depreciation expense of $324.

Cash used in investing activities for the six months ended October 31, 2014 consisted of $10,373 for the acquisition of equipment offset by $912 of cash received in the merger with STVU. No cash was used in investing activities during the six months ended October 31, 2013.

Cash provided by financing activities was $952,105 for the six months ended October 31, 2014 compared to no cash provided by financing activities for the six months ended October 31, 2013. Financing activities for the six months ended October 31, 2014 included $1,001,932 from the sale of common stock, $414,873 received for stock subscriptions offset by payments on loan payable of $93,350 and advances to related parties of $371,350.

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

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of October 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2014, pursuant to consulting agreements, the Company issued 8,677,366 shares of the Company’s common stock to ten consultants at a fair value of $542,736.

On August 20, 2014, pursuant to stock subscription agreements, the Company issued 44,331,036 shares of the Company’s common stock to 71 investors for $2,655,738.

On August 20, 2014, pursuant to a Merger Agreement with Select-TV Solutions (USA), Inc. (“STVU”), the Company issued 49,678,443 shares of the Company’s common stock to the former shareholders of STVU at a fair value of $2,980,707.

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

Select-TV Solutions, Inc.

/s/ Geoffrey P. Mott	December 15, 2014
Geoffrey P. Mott, Chief Executive Officer and Acting Chief Financial Officer	Date

