Form 10-Q
period 2015-01-31
Select-TV Solutions, Inc.
filed 2015-03-17
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ____________

FORM 10-Q

 ____________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

_______________________________________

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

As of March 17, 2015, the registrant had 176,447,075 shares of its Common Stock, $0.001 par value, outstanding.

SELECT-TV SOLUTIONS INC.

FORM 10-Q

JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Select-TV Solutions, Inc.

Consolidated Balance Sheets

	January 31,	April 30,
	2015	2014
	(unaudited)	Restated

ASSETS

Current assets:
Cash and cash equivalents	$310,936	$543,853
Accounts receivable	2,696	–
Sales tax receivable	52,740	–
Due from related parties	320,706	346,050
Inventory	284,305	–
Prepaid expenses	887,367	–
Total current assets	1,858,750	889,903

Equipment, net	26,786	–

Licenses, net	56,983	–

Goodwill	3,446,495	–

Total assets	$5,389,014	$889,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$188,804	$14,700
Accrued liabilities	76,351	–
Loans payable - current	40,645	–
Total current liabilities	305,800	14,700

Other liabilities	–	–

Total liabilities	305,800	14,700

Stockholders' equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,163,281,025 and 54,134,000 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively	163,281	54,134
Paid-in capital (deficiency)	6,947,804	(34,614)
Common stock issuable	1,400,855	1,482,366
Deferred issuance costs	–	(128,194)
Accumulated other comprehensive gain	5,234	–
Accumulated deficit	(3,433,960)	(498,489)
Total stockholders' equity	5,083,214	875,203

Total liabilities and stockholders' equity	$5,389,014	$889,903

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014

Revenues	$1,152	$–	$30,977	$–

Operating expenses:
Cost of revenues	20,492	–	190,073	–
Selling and marketing expenses	5,347	–	26,000	–
General and administrative expenses	876,310	1,164	2,749,008	9,462

Total operating costs	902,149	1,164	2,965,081	9,462

Loss from operations	(900,997)	(1,164)	(2,934,104)	(9,462)

Other income (expense):
Other income	–	1,450	–	1,450
Currency exchange gain (loss)	817	–	(1,367)	–

Income (loss) before income taxes	(900,180)	286	(2,935,471)	(8,012)

Provision for income taxes	–	–	–	–

Net income (loss)	$(900,180)	$286	$(2,935,471)	$(8,012)

Net income (loss) per share - basic and diluted	$(0.01)	$0.00	$(0.02)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	159,884,891	54,134,000	120,026,306	54,134,000

Net income (loss)	(900,180)	286	(2,935,471)	(8,012)

Foreign currency translation gain	3,500	–	3,500	–

Total comprehensive income (loss)	$(896,680)	$286	$(2,931,971)	$(8,012)

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	January 31,	January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,935,471)	$(8,012)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	32,002	486
Stock issued and issuable for services	1,198,000	–
Changes in operating assets and liabilities:
Accounts receivable	(424)	–
Sales tax receivable	5,015	–
Inventory	(19,160)	–
Prepaid expenses	(149,630)	–
Accounts payable	40,324	–
Accrued liabilities	64,908	–
Net cash used in operating activities	(1,764,436)	(7,526)

Cash flows from investing activities:
Acquisition of equipment	(10,373)	–
Cash acquired in merger	912	–
Net cash used in investing activities	(9,461)	–

Cash flows from financing activities:
Advances to related parties	(692,056)	–
Proceeds from sale of stock subscriptions	1,202,855	–
Proceeds from sale of common stock and warrants, net of issuance costs	1,118,949	–
Payments on loans payable	(93,350)	–
Net cash provided by financing activities	1,536,398	–

Effects of exchange rates on cash	4,582	–

Net increase in cash	(232,917)	(7,526)

Cash and cash equivalents at beginning of period	543,853	7,978

Cash and cash equivalents at end of period	$310,936	$452

Continued

Select-TV Solutions, Inc.

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	January 31,	January 31,
	2015	2014

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

49,678,443 shares issued in acquisition of Select-TV Solutions (USA), Inc.:
Net liabilities acquired in acquisitions, net of cash	$464,054	$–
Goodwill	$(3,446,495)	$–
Common stock	$49,679	$–
Paid in capital	$2,931,028	$–
Other comprehensive loss	$1,734	$–

Common stock issued and issuable for prepaid consulting services:
Prepaid expenses	$(637,737)	$–
Common stock	$8,128	$–
Paid in capital	$529,609	$–
Common stock issuable	$100,000	$–

Common stock issued for subscriptions received:
Common stock	$29,647	$–
Paid in capital	$1,324,525	$–
Common stock issuable	$(1,482,366)	$–
Deferred issuance costs	$128,194	$–

Common stock returned to treasury and cancelled:
Common stock	$(8,100)	$–
Paid in capital	$8,100	$–

See accompanying notes to consolidated financial statements.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

Note 1 – Organization, Presentation and Going Concern

Organization

Select-TV Solutions, Inc. (the "Company" or “SELT”) was incorporated in Nevada on May 17, 2011 under the name of Renaissance Films Inc. (“RFI”) and intended to produce documentary films. On September 26, 2011, the Company changed its name to Sedition Films Inc.

On April 7, 2014, the Company experienced a change in control. Conseil Plumage Blanc Ltd. (“CPB”) acquired a majority of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between CPB and Jesse Lawrence, the Company’s former director and majority shareholder. On the closing date, April 7, 2014, pursuant to the terms of the Stock Purchase Agreement, CPB purchased from Jesse Lawrence 40,000,000 shares of the Company’s outstanding common stock for $375,000. As a result of the change in control, CPB owned a total of 40,000,000 shares of the Company’s common stock representing 74%.

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

On January 13, 2015, the Company formed Select-TV USA Holdings, Inc. (“STVH”), a Nevada corporation, as a wholly-owned subsidiary to acquire companies in and related to the Hospitality, Residential and Hospital IPTV industry.

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

These unaudited consolidated financial statements should be read in conjunction with the April 30, 2014 audited annual financial statements included in the Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 10, 2014.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $2,935,471 for the nine months ended January 31, 2015 and has incurred cumulative losses since inception of $3,433,960. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or earlier upon the occurrence of certain triggering events.

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Intangible assets with determinable useful lives are amortized using the straight-line method over the expected life of the assets. The Company did not recognize any impairment losses for the nine months ended January 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of Select-TV Solutions, Inc. and its wholly-owned subsidiaries, Oriana Technologies Canada Inc., Select-TV Solutions (Canada), Inc. and Select-TV USA Holdings, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

Note 2 – Prepaid Expenses

Prepaid expenses consist of the following at January 31, 2015 and April 30, 2014:

	January 31,	April 30,
	2015	2014

Prepaid consulting	$113,385	$–

Acquisition deposits	600,000

Hotel deployment partnership agreement	98,000	–

Deposits on inventory	69,500	–

Other	6,482	–

Prepaid expenses	$887,367	$–

During the nine months ended January 31, 2015, the Company issued an aggregate of 8,127,366 shares of its restricted common stock, and an additional 1,000,000 shares of its restricted common stock are included in common stock issuable, to twelve consultants for services to be provided pursuant to consulting agreements. The shares were valued at an average price of $0.07 per share based on the most recent sales of stock subscriptions to investors as of the dates of obligation for a total of $637,737. Based on the terms of the agreements, $524,352 has been included in general and administrative expenses for the nine months ended January 31, 2015 and $113,385 is included in prepaid expenses at January 31, 2015. (See Note 5 – Stockholders’ Equity).

During the nine months ended January 31, 2015, the Company has advanced $600,000 related to potential acquisitions (See Note 8 – Subsequent Events).

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

The three Phases are as follows:

Phase 1 – Includes a commitment by AACSA for contracting of 100 hotels nationwide by December 31, 2014. The Company has paid a $100,000 fee for Phase 1 as of July 31, 2014. Two hotels have been deployed as of January 31, 2015 and $2,000 is included in cost of revenues for the three and nine months ended January 31, 2015. $98,000 is included in prepaid expenses at January 31, 2015.

Phase 2 – Includes a commitment by AACSA for contracting an additional 150 hotels nationwide between January 1, 2015 and June 30, 2015. Fees of $150,000 will be payable in installments of $75,000 due on January 15, 2015 (unpaid) and $75,000 due on April 15, 2015 for the Phase 2 implementation.

Phase 3 – Includes a commitment by AACSA for contracting an additional 750 hotels nationwide between July 1, 2015 and June 30, 2016. Fees of $750,000 will be payable in three equal quarterly installments of $250,000 each starting on July 1, 2015 for the Phase 3 implementation.

As of January 31, 2015, the Company has prepaid $69,500 on a purchase order for inventory from a supplier.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

Note 3 – Equipment, net

Equipment, net, is recorded at cost and consisted of the following at January 31, 2015 and April 30, 2014:

	January 31,	April 30,
	2015	2014

Equipment	$57,494	$–

Accumulated depreciation	(30,708)	–

Equipment, net	$26,786	$–

Depreciation expense was $5,702 and $486 for the nine months ended January 31, 2015 and 2014, respectively. The balance of equipment at January 31, 2015 was a result of the merger with STVU on July 31, 2014 and equipment purchases of $10,373 during the nine months ended January 31, 2015. In April 2014, in conjunction with the Company’s change in control, the total amount of film equipment was disposed of at a loss of $498.

Note 4 – Licenses, net

As a result of the merger with STVU, the Company acquired the license rights to Select-TV HITV (Hospitality Interactive TV, software and hardware), and EMAGINE (home IPTV software and hardware), thus enabling the Company to provide end-to-end IPTV (Internet Protocol Television) solutions to the Hospitality, Residential and Hospital subscribers in North America. Licenses, net, consisted of the following at January 31, 2015 and April 30, 2014:

	January 31,	April 30,
	215	2014

Licenses	$263,000	$–

Accumulated amortization	(206,017)	–

Licenses, net	$56,983	$–

Amortization expense was $26,300 and $-0- for the nine months ended January 31, 2015 and 2014, respectively.

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

During the nine months ended January 31, 2015, the Company issued 29,647,316 shares of its restricted common stock for stock subscriptions received as of April 30, 2014 of $1,482,366. These shares were included in common stock issuable at April 30, 2014. $128,194 of issuance costs were charged to paid in capital relating to these shares during the nine months ended January 31, 2015.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

Note 5 – Stockholders’ Equity (Continued)

During the nine months ended January 31, 2015, the Company issued 18,293,900 shares of its restricted common stock for cash of $1,118,949 (net of issuance costs of $415,440). 500,000 of these shares included warrants to purchase an aggregate of 250,000 additional shares of the Company’s restricted common stock at an exercise price of $0.15. The warrants expire three years after their grant.

Pursuant to the merger with STVU, the Company issued 1.25 shares of its restricted common stock for each share of STVU, or 49,678,443 shares. These shares have been valued at a fair value of $2,980,707 based on the average vale of stock subscriptions sold to investors at the date of merger.

During the nine months ended January 31, 2015, the Company issued an aggregate of 8,000,000 shares of its restricted common stock to its then two directors. The shares were valued at $0.10 per share based on the most recent sales of stock subscriptions to investors at the date of issuance for a total of $800,000, which is included in general and administrative expenses for the nine months ended January 31, 2015.

During the nine months ended January 31, 2015, the Company issued an aggregate of 2,500,000 shares of its restricted common stock to a consultant for services pursuant to a consulting agreement. The shares were valued at an average of $0.08 per share based on the most recent sales of stock subscriptions to investors at the dates of obligation for a total of $200,000, which is included in general and administrative expenses for the nine months ended January 31, 2015.

During the nine months ended January 31, 2015, the Company issued an aggregate of 1,000,000 shares of its restricted common stock to two of its directors for services. The shares were valued at $0.10 per share based on the most recent sales of stock subscriptions to investors at the date of obligation for a total of $100,000, which is included in general and administrative expenses for the nine months ended January 31, 2015.

During the nine months ended January 31, 2015, the Company issued an aggregate of 8,127,366 shares of its restricted common stock, and an additional 1,000,000 shares of its restricted common stock are included in common stock issuable, to twelve consultants for services to be provided pursuant to consulting agreements. The shares were valued at an average price of $0.07 per share based on the most recent sales of stock subscriptions to investors as of the dates of obligation for a total of $637,737. Based on the terms of the agreements, $524,352 has been included in general and administrative expenses for the nine months ended January 31, 2015 and $113,385 is included in prepaid expenses at January 31, 2015.

During the nine months ended January 31, 2015, the Company received stock subscriptions of $1,202,855 for 14,856,050 shares of common stock. These shares are included in common stock issuable at January 31, 2015. 10,750,000 of these shares include warrants to purchase an aggregate of 5,375,000 additional shares of the Company’s restricted common stock at an exercise price of $0.15. The warrants expire three years after their grant.

Pursuant to consulting agreements, the Company is obligated to issue 980,000 shares of its restricted common stock to two consultants for fees related to the receipt of common stock subscriptions from investors for the nine months ended January 31, 2015. The shares were valued at a total of $98,000 based on the most recent sales of stock subscriptions to investors at the date of the obligation, which is included as a reduction of paid in capital as issuance costs as of January 31, 2015. These shares are included in common stock issuable at January 31, 2015.

During the nine months ended January 31, 2015, three shareholders returned an aggregate of 8,100,000 common shares to treasury as a capital contribution. These shares were cancelled by the Company.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

Note 5 – Stockholders’ Equity (Continued)

Warrants

The following table summarizes warrant transactions for the nine months ended January 31, 2015:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value

Outstanding at April 30, 2014	–	$–		$–

Granted in 2015	5,625,000	$0.15

Outstanding at January 31, 2015	5,625,000	$0.15	2.91	$–

Exercisable at January 31, 2015	5,625,000	$0.15	2.91	$–

Weighted Average Grant Date Fair Value		$0.09

During the nine months ended January 31, 2015, the Company issued warrants to purchase a total of 5,625,000 shares of the Company’s common stock in conjunction with sales of Units. These warrants have contractual lives of three years and were valued at a grant date fair value of $0.09 per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.10
Contractual term	3 years
Expected volatility	203.79%
Risk free interest rate	0.85% to 1.07%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.

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

On January 26, 2015, Philippe Germain, the Company’s Chairman and Director, advanced the Company $50,000 for working capital purposes. The advance is non-interest bearing and the Company expects to repay the loan no later than April 3, 2015.

During the nine months ended January 31, 2015, the Company advanced $320,706 to Cannoco PLC, a U.K corporation for its services and expenses related to possible future acquisitions. The advances are noninterest bearing and are due no later than October 31, 2015. Philippe Germain, the Company’s Chairman and director, is the sole shareholder of Cannoco PLC.

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

(Unaudited)

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

$2,980,707

Select-TV Solutions, Inc.

Notes to Consolidated Financial Statements

January 31, 2015

 (Unaudited)

Note 8 – Subsequent Events

On February 2, 2015, the Company issued an aggregate of 2,080,000 shares of its common stock to three consultants as payment for services. These shares were valued at a fair value of $208,000 or $0.10 per share.

On February 2, 2015 and February 12, 2015, the Company issued 8,000,000 shares of its common stock to two investors for $800,000 in cash.

On February 2, 2015 and February 12, 2015, the Company issued 3,086,050 shares of its common stock at a value of $308,605 to investors which were included in common stock issuable at January 31, 2015 and for which it had previously received $308,605.

On February 19, 2015, our wholly-owned subsidiary, Select-TV USA Holdings, Inc. entered into an Asset Purchase Agreement with JIFM Holdings, LLC. (“JIFM”) for the immediate sale of certain assets of JIFM. In exchange for the assets acquired under the Asset Purchase Agreement, the Company paid JIFM $350,000 (of which $300,000 had been paid prior to January 31, 2015 and included in Prepaid Expenses in the Balance Sheet) and a secured promissory note for $200,000 bearing interest at 2% per annum, due May 15, 2015, for an aggregate total of $550,000.

On March 1, 2015, our wholly-owned subsidiary, Select-TV USA Holdings, Inc. entered into an Asset Purchase Agreement with MyStay, Inc. (“MyStay”) and Brooks Pickering for the immediate sale of certain assets of MyStay. In exchange for the assets acquired under the Asset Purchase Agreement, the Company paid MyStay $400,000 (of which $250,000 had been paid prior to January 31, 2015 and included in Prepaid Expenses in the balance sheet) and 9,500,000 shares of our common stock (unissued as of the date of this report).

On March 1, 2015, the Company entered into an employment agreement with Mr. Brooks Pickering to serve as the Company’s President and Chief Operating Officer. Terms of the consulting agreement include 1) a monthly fee of $12,500 (to be increased to $25,000 upon the achievement of three consecutive months of positive EBITDA), 2) a semi-annual bonus equal to 75% of the consulting fee paid in the prior six month period if the Company achieves certain semi-annual target goals, 3) stock options to purchase 2,500,000 at $0.10 of the Company’s common stock vesting upon the achievement of certain performance objectives in fiscal 2015, and 4) stock options to purchase 2,500,000 at $0.10 of the Company’s common stock vesting upon the achievement of certain performance objectives in fiscal 2016. The term of the agreement is effective March 1, 2015 until February 28, 2017, unless terminated by either party with a thirty (30) days advance written notice,or as extended by the parties by written agreement. Should the Executive continue providing the Services after February 28, 2017 without a further agreement in writing, the terms of the Agreement shall continue to apply on a month-to-month basis until the Parties enter into a further agreement.

On March 2, 2015, our wholly-owned subsidiary, Select-TV USA Holdings, Inc. entered into a Loan Sale Agreement with ZON Capital Partners, LP (“ZON”) for the immediate sale of certain assets of ZON. In exchange for the loan assets acquired, the Company paid ZON $250,000 (of which $50,000 had been paid prior to January 31, 2015 and included in Prepaid Expenses in the Balance Sheet).

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

On January 13, 2015, the Company formed Select-TV USA Holdings, Inc. (“STVH”), a Nevada corporation, as a wholly-owned subsidiary to acquire companies in and related to the Hospitality, Residential and Hospital IPTV industry.

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

Results of Operations

For the three months ended January 31, 2015 compared to the three months ended January 31, 2014

Revenues

The Company had revenue of $1,152 for the three months ended January 31, 2015 compared to no revenue for the three months ended January 31, 2014. The increase in revenue is due to the merger with Select-TV Solutions (USA), Inc.

Operating Expenses

For the three months ended January 31, 2015, total operating expenses were $902,149 compared to $1,164 for the three months ended January 31, 2014 resulting in an increase of $900,985.

Cost of revenues increased $20,492 and is directly attributable to the initial costs associated with bringing new customers on-line to receive the Company’s products and services.

Selling and marketing expenses increased $5,347 and is primarily due to the merger with Select-TV Solutions (USA), Inc.

General and administrative expenses increased by $875,146 and were primarily due to $469,425 of stock based consulting fees and $177,830 of consulting fees. The remaining increase of $227,891 is related to general and overhead costs due to the Company’s change in business to provide products and services to the hospitality, residential, and hospital subsidiaries, and the merger with Select-TV Solutions (USA), Inc.

Net loss for the three months ended January 31, 2015 was $900,180 compared to net income of $286 for the three months ended January 31, 2014.

For the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014

Revenues

The Company had revenue of $30,977 for the nine months ended January 31, 2015 compared to no revenue for the nine months ended January 31, 2014. The increase in revenue is due to the merger with Select-TV Solutions (USA), Inc.

Operating Expenses

For the nine months ended January 31, 2015, total operating expenses were $2,965,081 compared to $9,462 for the nine months ended January 31, 2014 resulting in an increase of $2,955,619.

Cost of revenues increased $190,073 and is directly attributable to the initial costs associated with bringing new customers on-line to receive the Company’s products and services.

Selling and marketing expenses increased $26,000 and is primarily due to the merger with Select-TV Solutions (USA), Inc.

General and administrative expenses increased by $2,739,546 and were primarily due to 8,000,000 shares issued for stock based compensation of in the amount of $800,000, $824,352 of stock based consulting fees, and $463,156 of consulting fees. The remaining increase of $652,238 is related to general and overhead costs due to the Company’s change in business to provide products and services to the hospitality, residential, and hospital subsidiaries, and the merger with Select-TV Solutions (USA), Inc.

Net loss for the nine months ended January 31, 2015 was $2,935,471 compared to $8,012 for the nine months ended January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had cash of $310,936 and working capital of $1,552,950. Cash used in operating activities was $1,764,436 and $7,526 for the nine months ended January 31, 2015, and 2014, respectively.  The principal elements of cash flow used in operations for the nine months ended January 31, 2015 included a net loss of $2,935,471, offset by depreciation and amortization of $32,002 and stock issued and issuable for services of $1,198,000; and increased by changes in operating assets and liabilities of $58,967. The principal elements of cash flow used in operations for the nine months ended January 31, 2014 included a net loss of $8,012, offset by depreciation expense of $486.

Cash used in investing activities for the nine months ended January 31, 2015 consisted of $10,373 for the acquisition of equipment offset by $912 of cash received in the merger with STVU. No cash was used in investing activities during the nine months ended January 31, 2014.

Cash provided by financing activities was $1,536,398 for the nine months ended January 31, 2015 compared to no cash provided by financing activities for the nine months ended January 31, 2014. Financing activities for the nine months ended January 31, 2015 included $1,118,949 from the sale of common stock, $1,202,855 received for stock subscriptions offset by payments on loan payable of $93,350 and advances to related parties of $692,056.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements as of and for the year ended April 30, 2014, included in our Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on September 10, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of January 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On November 25, 2014, pursuant to consulting agreements, the Company issued 450,000 shares of the Company’s common stock to two consultants at a fair value of $45,000.

On November 25, 2014, pursuant to stock subscription agreements, the Company issued 3,610,180 shares of the Company’s common stock to 12 investors for $361,018.

On January 26, 2015, pursuant to a consulting agreement, the Company issued 1,500,000 shares of the Company’s common stock to a consultant at a fair value of $150,000.

On January 26, 2015, the Company issued 1,000,000 shares of the Company’s common stock to two directors for fees at a fair value of $100,000.

On February 2, 2015, the Company issued an aggregate of 2,080,000 shares of its common stock to three consultants as payment for services. These shares were valued at a fair value of $208,000 or $0.10 per share.

On February 2, 2015 and February 12, 2015, the Company issued 8,000,000 shares of its common stock to two investors for $800,000 in cash.

On February 2, 2015 and February 12, 2015, the Company issued 3,086,050 shares of its common stock at a value of $308,605 to investors which were included in common stock issuable at January 31, 2015 and for which it had previously received $308,605.

Proceeds from the above unregistered sales of equity securities are to be used for working capital purposes.

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

Select-TV Solutions, Inc.

/s/ Geoffrey P. Mott	March 17, 2015
Geoffrey P. Mott, Chief Executive Officer	Date

