Form 10-Q
period 2020-10-31
Bioquest Corp
filed 2020-12-14
CIK 1568628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-186461

BIOQUEST CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0378854	5149
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code
		Number

3700 Campus Drive, Suite 206

Newport Beach, CA 92660

(Address of principal executive offices)

Phone: (714) 978-4425

(Registrant’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 10, 2020
Common Stock, $0.001	8,350,733

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioquest Corp.

Condensed Balance Sheets

	(Unaudited)
	October 31, 2020	April 30, 2020

Assets
Current Assets
Cash	$70	$166
Prepaid Expenses	16,200	-
Total Current Assets	16,270	166

Total Assets	$16,270	$166

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	754,152	$98,745
Notes Payable, Net of Note Discount of $2,292	25,208
Total Current Liabilities	779,360	98,745

Long-Term Liabilities
Notes Payable	40,000	40,000
Total Liabilities	819,360	138,745

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized; 8,333,233 and 8,044,233 Issued and Outstanding Respectively	8,333	8,044
Stock Payable	-	50,000
Additional-Paid-in-Capital	7,660,996	7,323,285
Accumulated Deficit	(8,472,419)	(7,519,908)
Total Stockholders’ Deficit	(803,090)	(138,579)
Total Liabilities and Stockholders’ Deficit	$16,270	$166

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	31-Oct-20	Otober 31, 2019	31-Oct-20	Otober 31, 2019

Revenues	$-	$-	$-	$-

Operating Expenses
Compensation	384,000	-	640,000	-
Stock Compensation Expense	150,000	-	150,000	-
Professional Fees	79,812	11,706	105,843	11,706
General and Administrative Expenses	15,361	-	54,960	18,160
Total Operating Expenses	629,173	11,706	950,803	29,886
Operating Loss	(629,173)	(11,706)	(950,803)	(29,886)
Interest Expense	1,108	-	1,708	-
Net Loss	$(630,281)	$(11,706)	$(952,511)	$(29,886)

Basic and Fully Dilutive Loss per Share	$(0.08)	$(0.05)	$(0.12)	$(0.16)

Weighted Average Common Shares - Basic and Fully Diluted	8,180,567	237,233	8,120,733	192,233

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three Months and Six Months Ended October 31, 2020 and 2019

(Unaudited)

				Additional	Accumulated	Stockholders’
	Common Shares	Par Value $.001	Stock Payable	Paid-In Capital	Deficit	Deficit

Balance April 30, 2020	8,044,233	$8,044	$50,000	$7,323,285	$(7,519,908)	$(138,579)
Net Loss for the Three Months Ended July 31, 2020	-	-	-	-	(322,230)	(322,230)
Shares Issued for Cash	50,000	50	-	99,950	-	100,000
Balance July 31, 2020	8,094,233	8,094	50,000	7,423,235	(7,842,138)	(360,809)

Shares Issued for Cash	10,000	10	-	19,990	-	20,000
Shares Issued for Stock Payable	70,000	70	(50,000)	49,930	-
Shares Issued for Employment and Consulting Services	150,000	150	-	149,850	-	150,000
Shares Issued for Prepaid Marketing Services	9,000	9	-	17,991		18,000
Net Loss for the Three Months Ended October 31, 2020					(630,281)	(630,281)
Balance October 31, 2020	8,333,233	$8,333	$-	$7,660,996	$(8,472,419)	$(803,090)

Balance April 30, 2019	102,233	$102	$-	$7,151,957	$(7,160,879)	$(8,820)
Net Loss for theThree Months Ended July 31, 2019					(18,180)	(18,180)
Shares Issued for Settlement of debt	135,000	135	-	26,865		27,000
Balance July 31, 2019	237,233	237	-	7,178,822	(7,179,059)	-
Net Loss for the Three Months Ended October 31, 2019					(11,706)	(11,706)
Balance October 31, 2019	237,233	$237	$-	$7,178,822	$(7,190,765)	$(11,706)

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	October 31, 2020	October 31, 2019

Cash Flows from Operating Activities
Net Loss	$(952,511)	$(29,886)
Adjustments to reconcile net loss to net cash used in operating activities
Stock Based Compensation	150,000	-
Decrease in Prepaid Expenses	1,800
Amortization of Debt Discount	208	-
Increase in Accounts Payable	655,407	2,886
Net Cash Used from Operating Activities	(145,096)	(27,000)

Cash from Investing Activities	-	-

Cash from Financing Activities
Sale of Common Stock for Cash	120,000	-
Issuance of Note Payable	25,000	-
Net Cash Provided by Financing Activities	145,000	-
Net Increase in Cash	(96)	(27,000)
Beginning Cash	166	-
Ending Cash	$70	$(27,000)

Supplemental Information
Non-Cash Items:
Shares Issued for Extinguishment of Accounts Payable		$27,000

See Notes to Condensed Financial Statements

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Bioquest Corp. (the “Company”) was originally incorporated in the State of Nevada on May 17, 2011 as Renaissance Films Inc. On September 26, 2011, the Company changed its name to Sedition Films Inc. and on May 1, 2014, the Company changed its name to Select-TV Solutions, Inc. The Company was organized for the purpose of producing documentary films. On October 10, 2019, there was a change in control of the Company with the purchase of 270,000,000 of the Company’s Common stock and on that date the Company changed its name to Bioquest Corp. On October 12, 2019 the Company elected a new Board of Directors and approved a 2,000 to 1 Reverse Stock Split resulting in the reduction of the outstanding shares of the Company’s Common Stock from 454,254,585 shares to 237,233 shares. All common shares and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented. The total number of authorized common shares and the par value thereof were not changed by the reverse stock split.

The Company markets, packages and distributes Hemp-CBD based products and Pharmaceutical based and Government approved products. Our mission is to Create High End, Unique Content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets. Bioquest Corp. is positioned to generate revenue by bringing new products to the marked, created and marketed by Bioquest Corp. generating immediate revenues and by acquiring established companies who have a presence in CBD industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited financial statements and related notes for the years ended April 2020 and 2019.

The accompanying interim condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended April 30, 2020 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2020 and statements of operations for the three and six months ended October 31, 2020 and 2019 and cash flows for the six months ended October 31, 2020 and 2019. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed financial statements. As of October 31, 2020, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended April 30, 2020, have not changed.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At October 31, 2020, cash equivalents amounted to $70

Basic Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities including stock options and stock payable have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. The number of potentially dilutive shares were 22,196 shares at October 31, 2020 and -0- shares at October 31, 2019.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

Income Taxes

The Company follows FASB ASC Subtopic 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.

Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-based Compensation

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions, such as grants of stock options and restricted stock, be recognized in the consolidated financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods.

Revenue Recognition

The Company will recognize revenue pursuant to Accounting Standards Codification 606, which requires revenue to be recognized at an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

Revenue will be recognized for the Company’s wholesale customers sales when the Company ships the product from its inventory facility. Revenue will be recognized by the Company for e-commerce sales at the time the merchandise is shipped from our inventory facility. Customers typically receive goods within four days of shipment. Amounts related to shipping and handling that are billed to customers are reflected in revenues, and the related costs are reflected in cost of revenues. Taxes collected from customers and remitted to governmental authorities are presented in the consolidated statements of operations on a net basis. The nature of the Company’s business allows for customers to return previously purchased goods for a return or exchange which may result in a reduction of the Company’s revenues. These sales returns will not be significant to the Company’s revenues in the accompanying financial statements.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of April 30, 2020, and October 31, 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at October 31, 2020 of $8,472,819 and its liabilities exceeded its assets by $763,090. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Bioquest, Corp. markets, packages and distributes Hemp-CBD based products and Pharmaceutical based and Government approved products. Our mission is to create high end unique content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets including Medical Grade Products. Bioquest Corp. is positioned to generate revenue by bringing its new and recently developed products to the market and by accruing established companies in the CBD industry, generating immediate revenues. The Company is implementing and marketing to the business-to-business and internet-based E-Commerce to the consumers market. The Company is implementing this plan to achieve profitable and sustainable operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2020, the Company issued to its previous CEO 135,000 common shares (270,000,000 pre reverse split) for repayment of related party debt incurred in payment of the Company’s expenses of $27,000. During October 2019, Tom Hemingway the Company’s new CEO purchased these 135,000 shares creating a change in control of the Company.

The Company issued 100,000 shares of restricted stock to an officer of the with a value of $1.00 per share. As of October 31, 2020, $580,000 is due to executive officers of the Company for compensation due from employment and consulting contracts and is recorded under accounts payable and accrued liabilities.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

NOTE 5 – NOTES PAYABLE

The Company issued notes payable in the amount of $40,000 due in two years from date of issuance, with interest at 6% and convertible in common shares at $1.000 per share. In addition, the Company recorded payable of 40,000 shares in the year ended April 30, 2020 issued the shares in October 2020.

The Company issued a note payable in September 2020 due in one year in the amount of $27,500 including interest at 10%. The note is convertible at a 40% discount to market price after 90 days. The company recorded a note discount of $2,500.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

During the quarter ended October 31, 2019, the Company issued 135,000 shares of common stock for repayment of Company debt and expenses. During the year ended April 30, 2020 the Company issued 7,747,000 shares of common stock under employment and consulting agreements. At April 30, 2020, the company had subscription agreements for 30,000 common shares to be issued from cash received of $30,000 and 40,000 shares for cash received from issuance of notes payable at April 30, 2020. These 70,000 were issued in quarter ended October 31, 2020. In the quarter ended October 31, 2020 the Company also issued 150,000 to an officer and an employee and 9,000 shares for prepaid marketing services of $18,000

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of October 31, 2020, and April 30, 2020, there were 8,333,233 and 8,044,233 shares issued and outstanding.

NOTE 8– SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. The Company sold 7,500 common shares for $2.00 per share in December 2020 under its Reg A Tier 2 offering. In addition, the Company issued 10,000 common shares in connection with the issuance of a convertible note payable in the amount of $30,800. We did not identify any additional material events or transactions occurring during subsequent event reporting period that required further recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” and similar expressions or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “BioQuest,” “we,” “us,” “our,” and similar terms shall refer to BioQuest Corp., Inc., a Nevada corporation, and its subsidiaries.

Results of Operations

Working Capital

	October 31, 2020	April 30, 2020
	$	$
Current assets	16,270	166
Current liabilities	779,360	98,745
Working capital deficit	(763,090)	(98,579)

Cash Flows

	Six Months	Year Ended
	October 31, 2020	April 30, 2020
Cash flows used in operating activities	(145,096)	(124,834)
Cash flows provided by financing activities	145,000	125,000
Cash flows used in investing activities	-	-
Net increase (decrease) in cash during period	(96)	$166

Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

Operating Revenue

The Company had no revenue for the three months ended October 31, 2020 or for the same period in 2019.

Cost of Revenues

The Company had no cost of revenues for the three months ended October 31, 2020 or for the same period in 2019.

Operating Expenses

Compensation was $384,000 for the three months ended October 31, 2020 compared to $-0- for the same period in 2019 and was increased to the retaining of new personnel to develop the business of the Company.

Stock Compensation was $150,000 for the three months ended October 31, 2020 for equity awards for new personnel and consulting service and $0 for the same period in 2019.

Professional Fees were $79,812 for the three months ended October 31, 2020 as compared to $11,706 for the same period in 2019 and due to becoming current in the Company’s OTC Markets Filings, preparing our SEC filings as professional fees for investor relations.

General and administrative expenses consisted primarily of consulting fees, professional fees, in preparation for OTC Market Filings and accounting expenses. For the three months ended October 31, 2020 and October 31, 2019, general and administrative expenses increased to $15,361 from $0 for the same period in 2019 representing an increase of $15,361. The $15,361 increase is primarily attributable to an increase in professional fees due to becoming current in the Company’s OTC Markets Filings, preparing our SEC filings as well as paying other quarterly expenses.

Other Expense

The Company had interest expense of $1,108 for the three months ended ending October 31, 2020 and $ -0- for the same period in 2019.

Net Income (Loss)

The Company had net loss of $630,281 for the three months ended October 31, 2020, as compared to a net loss of $11,706 for the three months ended October 31, 2019.

Six Months Ended October 31, 2020 Compared to the Six Months Ended October 31, 2019

Operating Revenue

The Company had no revenue for the six months ended October 31, 2020 or for the same period in 2019.

Cost of Revenues

The Company had no cost of revenues for the six months ended October 31, 2020 and for the same period in 2019.

Operating Expenses

Compensation was $650,000 for the six months ended October 31, 2020 compared to $-0- for the same period in 2019 and was increased to the retaining of new personnel to develop the business of the Company.

Stock Compensation was $150,000 for the six months ended October 31, 2020 for equity awards for new personnel and consulting service and $-0 -for the same period in 2019.

Professional Fees were $105,843 for the six months ended October 31, 2020 as compared to $ for the same period in 2019 and due to becoming current in the Company’s OTC Markets Filings, preparing our SEC filings as professional fees for investor relations.

General and administrative expenses consisted primarily of consulting fees, professional fees, in preparation of a OTC Market Filings and accounting expenses. For the six months ended October 31, 2020 and October 31, 2019, general and administrative expenses increased to $54,960 from $18,160 for the same period in 2019 representing an increase of $36,800. The $36,800 increase is primarily attributable marketing and rents and other miscellaneous expenses. in professional fees.

Other Expense

The Company had interest expense of $1,708 for the six months ending October 31, 2020 and $-0- for the same period in 2019.

Net Income (Loss)

The Company had a net loss of $952,511 for the six months ended October 31, 2020, as compared to a net loss of $29,886 for the six months ended October 31, 2019.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At October 31, 2020, the Company had total current assets of $16,270. Current assets consisted primarily of cash and prepaid expenses. At October 31, 2020, the Company had total current liabilities of $779,360 compared to $98,745 at October 31, 2019. Current liabilities consisted primarily of accounts payable and accrued liabilities. The increase in our current liabilities was attributed to the increase in accounts payable and accrued liabilities, due to increased operations.

We had negative working capital of $763,090 as of October 31, 2020.

Cash flow from Operating Activities

During the period ended October 31, 2020, cash used in operating activities was $(145,096) compared to $27,000 for the period ended October 31, 2019. The increase in the amounts of cash used in operating activities was primarily due to the increase in accounts payable to $655,407 and stock-based compensation of $150,000.

Cash flow from Financing Activities

For the period ended October 31, 2020, cash provided by financing activity was $145,000 compared to $0 provided during the period ended October 31, 2019.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $8,472,419. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended October 31, 2020.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended October 31, 2020 Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended October 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

During the quarter ended October 31, 2020, 70,000 unregistered shares were issued for $30,000 in cash and conversion of a note payable.

During the quarter ended October 31, 2020, the Company issued 150,000 to an officer and to an employee and 9,000 shares for prepaid marketing services of $18,000.

Subsequent Issuances:

The Company sold 7,500 common shares for $2.00 per share in December 2020 under its Reg A Tier 2 offering and 10,000 common shares in connection with the issuance of a note payable of $30,800.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIOQUEST CORP, INC.
BioQuest Corp.

/s/ Thomas Hemingway	December 14,, 2020
Thomas Hemingway, CEO, Principal Executive Officer, Director	Date

/s/ Michael Krall	December 14, 2020
Michael Krall, President, Director	Date

/s/ David Noyes	December 14, 2020
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	December 14, 2020
Jeffery Donnell, Director	Date

/s/ Robert Orbach	December 14, 2020
Robert Orbach, Director	Date

