Form 10-Q
period 2021-01-31
Bioquest Corp
filed 2021-06-15
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-1568628

BIOQUEST CORP.

(Exact name of registrant as specified in its charter)

Nevada	80-0975853	5149
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

4570 Campus Dr., Suite 23

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 14, 2021
Common Stock, $0.001	8,730,733

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioquest Corp.

Condensed Balance Sheets

	(Unaudited)
	January 31, 2021	April 30, 2020

Assets
Current Assets
Cash	$60	$166
Prepaid Expenses	22,237	-
Total Current Assets	22,297	166

Total Assets	$22,297	$166

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$284,130	$28,745
Accrued Compensation	987,750	70,000
Notes Payable, Net of Note Discount of $37,293	17,240	-
Derivative Liability	138,555
Total Current Liabilities	1,427,675	98,745

Long-Term Liabilities
Notes Payable	40,000	40,000
Total Liabilities	1,467,675	138,745

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized;
8,350,733 and 8,044,233 Issued and Outstanding
Respectively	8,351	8,044
Stock Payable	-	50,000
Additional-Paid-in-Capital	7,685,978	7,323,285
Accumulated Deficit	(9,139,707)	(7,519,908)
Total Stockholders’ Deficit	(1,445,378)	(138,579)
Total Liabilities and Stockholders’ Deficit	$22,297	$166

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Revenues	$-	$-	$-	$-

Operating Expenses
Compensation	384,000	66,500	1,024,000	66,500
Stock Compensation Expense	100,000	114,770	250,000	114,770
Professional Fees	36,683	7,270	142,526	33,943
General and Administrative Expenses	43,943	6,227	98,902	7,790
Total Operating Expenses	564,626	194,767	1,515,428	223,003
Operating Loss	(564,626)	(194,767)	(1,515,428)	(223,003)
Derivative Expense	85,775	-	85,775	-
Interest Expense	16,887	-	18,595	1,650
Net Loss	$(667,288)	$(194,767)	$(1,619,798)	$(224,653)

Basic and Fully Dilutive Loss per Share	$(0.08)	$(0.02)	$(0.20)	$(0.08)

Weighted Average Common Shares -
Basic and Fully Diluted	8,345,733	7,990,900	8,181,833	2,791,718

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three, Six and Nine Months Ended January 31, 2021 and 2020

(Unaudited)

				Additional
	Common Shares	Par Value $.001	Stock Payable	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance April 30, 2020	8,044,233	$8,044	$50,000	$7,323,285	$(7,519,908)	$(138,579)
Net Loss for the Three Months Ended July 31, 2020	-	-	-	-	(322,230)	(322,230)
Shares Issued for Cash	50,000	50	-	99,950	-	100,000
Balance July 31, 2020	8,094,233	8,094	50,000	7,423,234.55	(7,842,138)	(360,809)

Shares Issued for Cash	10,000	10	-	19,990	-	20,000
Shares Issued for Stock Payable	70,000	70	(50,000)	49,930	-	-
Shares Issued for Employment and Consulting						-
Services	150,000	150	-	149,850	-	150,000
Shares Issued for Prepaid Marketing Services	9,000	9	-	17,991	-	18,000
Net Loss for the Three Months Ended October 31, 2020	-	-	-	-	(630,282)	(630,282)
Balance October 31, 2020	8,333,233	8,333	-	7,660,996	(8,472,420)	(803,091)
Shares Issued for Cash	7,500	8	-	14,992	-	15,000.00
Shares Issued for Services	10,000	10	-	9,990	-	10,000.00
Net Loss for the Three Months Ended January 31, 2021	-	-	-	-	(667,288)	(667,288)
	8,350,733	$8,351	$-	$7,685,978	$(9,139,707)	$(1,445,378)

Balance April 30, 2019	102,233	$102	$-	$7,151,957	$(7,160,879)	$(8,820)
Net Loss for the Three Months Ended July 31, 2019					(18,180)	(18,180)
Shares Issued for Settlement of debt	135,000	135	-	26,865		27,000
Balance July 31, 2019	237,233	237	-	7,178,822	(7,179,059)	-
Net Loss for the Three Months Ended October 31, 2019					(11,706)	(11,706)
Balance October 31, 2019	237,233	237	-	7,178,822	(7,190,765)	(11,706)
Stock Issued Services Employment and Consulting	7,747,000	7,747		89,523		97,270
Shares Issued for Payment of Professional Services
Stock Issued for Cash	60,000	60	-	54,940	-	55,000
Stock Issuable for Cash	-	-	30,000	-	-	30,000
Stock Issuable for Issuance of Notes Payable	-	-	17,500	-	-	17,500
Net Loss for Three Months Ended January 31, 2020	-	-	-	-	(194,767)	(194,767)
Balance January 31, 2020	8,044,233	$8,044	$47,500	$7,323,285	$(7,385,532)	$(6,703)

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	January 31, 2021	January 31, 2020

Cash Flows from Operating Activities
Net Loss	$(1,619,798)	$(224,653)
Adjustments to reconcile net loss to net cash used in operating activities
Stock Based Compensation	150,000	114,770
Non-Cash Marketing	7,200	-
Derivative Expense net of Debt discount	101,357
Increase in Accounts Payable and Accrued Liabilities	255,385	24,610
Increase in Accrued Compensation	917,750	-
Net Cash Used from Operating Activities	(188,106)	(85,273)

Cash from Investing Activities	-

Cash from Financing Activities
Sale of Common Stock for Cash	135,000	85,000
Stock Issued for Professional Services	-	-
Issuance of Note Payable	53,000	35,000
Net Cash Provided by Financing Activities	188,000	120,000
Net Increase in Cash	(106)	34,727
Beginning Cash	166	-
Ending Cash	$60	$34,727

Supplemental Information
Non-Cash Items:
Shares Issued for Extinguishment of Accounts Payable		$27,000

See Notes to Condensed Financial Statements

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2021

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

The accompanying interim condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended April 30, 2020 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2021 and statements of operations for the three and nine months ended January 31, 2021 and 2020 and cash flows for the nine months ended January 31, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed financial statements. As of January 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended April 30, 2020, have not changed.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At January 31, 2021, cash equivalents amounted to $60.

Basic Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities including stock options and stock payable have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. The number of potentially dilutive shares were 145,040 shares at January 31, 2021 and 35,000 shares at January 31, 2020.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2021

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

January 31, 2021

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of April 30, 2020, and January 31, 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at January 31, 2021 of $9,139,707 and its liabilities exceeded its assets by $1,445,378. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Bioquest, Corp. markets, packages, and distributes Hemp-CBD based products and Pharmaceutical based and Government approved products. Our mission is to create high end unique content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets including Medical Grade Products. Bioquest Corp. is positioned to generate revenue by bringing its new and recently developed products to the market and by accruing established companies in the CBD industry, generating immediate revenues. The Company is implementing and marketing to the business-to-business and internet-based E-Commerce to the consumers market. The Company is implementing this plan to achieve profitable and sustainable operations.

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

As of January 31, 2021, $987,750 is due to executive officers of the Company for compensation due from employment and consulting contracts and is recorded under accounts accrued compensations. In addition, $11,023 is due to officers- shareholders for payments on behalf of the Company and 100,000 restricted sharers of the Company stock are due under an employment contract and valued at $ 100,000 and are recorded in in accounts payable and accrued liabilities.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2021

(Unaudited)

NOTE 5 – NOTES PAYABLE

The Company issued notes payable in the amount of $40,000 due in two years from date of issuance, with interest at 6% and convertible in common shares at $1.00 per share. In addition, the Company recorded 50,000 shares payable as of April 30, 2020 and issued these shares in October 2020.

The Company issued a note payable in September 2020 due in one year in the amount of $27,500 including interest at 10%. The note is convertible at a 40% discount to market price after 90 days. The company recorded a note discount of $2,500. In November 2020 the Company issued an addition note payable due in one year in the amount of $30,800 including interest at 10%. The note convertible at a 60% discount to market price. The Company recorded a note discount of $2,800.

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The term for the conversion of the notes is based upon the remaining term of the notes. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination. The Company recorded an increase in note discount of $37,294, derivative liability of $138,555 and interest expense of $17,472.

The following table for the derivative liability summarizes the inputs used for the Black-Scholes pricing model on the nine months ended January 31, 2021.

	Note 1	Note 2
Weighted average exercise price	$0.74,	$0.49
Risk free interest rate	.66%	.75%
Volatility	87.96%	93.45%
Expected term years	.66	.75
Dividend yield	None	None

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

During the quarter ended October 31, 2019, the Company issued 135,000 shares of common stock for repayment of Company debt and expenses. During the year ended April 30, 2020 the Company issued 7,747,000 shares of common stock under employment and consulting agreements. At April 30, 2020, the company had subscription agreements for 30,000 common shares to be issued from cash received of $30,000 and 40,000 shares for cash received from issuance of notes payable at April 30, 2020. There were 7,500 shares issued for cash received of $15,000 and 10,000 shares of restricted common stock issued for services in the quarter ended January 31, 2021.

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of January 31, 2021, and April 30, 2020, there were 8,350,733 and 8,044,233 and shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. The Company issued 370,000 restricted common shares under consulting contracts. In addition, the Company extended a note payable payments and due date by ninety days and issued 10,000 restricted common shares as an extension fee. We did not identify any additional material events or transactions occurring during subsequent event reporting period that required further recognition or disclosure in these financial statements.

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

Results of Operations

Working Capital

	January 31, 2021	April 30, 2020
	$	$
Current assets	22,297	166
Current liabilities	1,427,675	98,745
Working capital deficit	(1,405,378)	(98,579)

Cash Flows

	Nine Months	Year Ended
	January 31, 2021	April 30, 2020
Cash flows used in operating activities	(188,106)	(124,834)
Cash flows provided by financing activities	188,000	125,000
Cash flows used in investing activities	-	-
Net increase (decrease) in cash during period	$($106)	$166

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2019

Operating Revenue

The Company had no revenue for the three months ended January 31, 2021 or for the same period in 2020.

Cost of Revenues

The Company had no cost of revenues for the three months ended January 31, 2021 or for the same period in 2020.

Operating Expenses

Compensation was $384,000 for the three months ended January 31, 2021 compared to $66,500 for the same period in 2010 and was increased to the retaining of new personnel to develop the business of the Company.

Stock Compensation was $100,000 for the three months ended January 31, 2021 for equity awards for new personnel and consulting service and $114,770 for the same period in 2020.

Professional Fees were $36,683 for the three months ended January 31, 2021 as compared to $7,270 for the same period in 2020 for SEC filings as professional fees for investor relations.

General and administrative expenses consisted primarily marketing, product development and general expenses. For the three months ended January 31, 2021, general and administrative expenses increased to $43,943 from $6,227 for the same period in 2020 representing an increase of $37,716.

Net Income (Loss)

The Company had net loss of $667,288 for the three months ended January 31, 2021 as compared to a net loss of $194,767 for the three months ended January 31, 2020.

Nine Months Ended January 31, 2021 Compared to the Nine Months Ended January 31, 2020.

Operating Revenue

The Company had no revenue for the nine months ended January 31, 2021 or for the same period in 2020.

Cost of Revenues

The Company had no cost of revenues for the nine months ended January 31, 2021 and for the same period in 2020.

Operating Expenses

Compensation was $1,024,000 for the nine months ended January 31, 2021 compared to $66,500 for the same period in 2020 with increased to the retaining of new personnel to develop the business of the Company.

Stock Compensation was $250,000 for the nine months ended January 31, 2021 for equity awards for new personnel and consulting service and $114,770 for the same period in 2020.

Professional Fees were $142,526 for the nine months ended January 31, 2021 as compared to $33,943 for the same period in 2020 and due to becoming current in the Company’s OTC Markets Filings, preparing our SEC filings as professional fees for investor relations.

General and administrative expenses consisted primarily of marketing, product development and expenses preparation of a OTC Market Filings and accounting expenses. For the nine months ended January 31, 2021, general and administrative expenses increased to $98,902 from $7,790 for the same period in 2020 representing an increase of $91,112.

Other Expense

The Company had interest expense of $18,595 for the nine months ending January 31, 2021 and $1,650 for the same period in 2010.

Net Income (Loss)

The Company had a net loss of $1,619,798 for the nine months ended January 31, 2021 as compared to a net loss of $224,653 for the nine months ended January 31, 2020.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At January 31, 2021, the Company had total current assets of $22,297. Current assets consisted primarily of cash and prepaid expenses. At January 31, 2021, the Company had total current liabilities of $1,427,675 compared to $98,745 at January 31, 2020. Current liabilities consisted primarily of accounts payable accrued liabilities and accrued compensation.

We had negative working capital of $1,405,378 as of January 31, 2021.

Cash flow from Operating Activities

During the nine months ended January 31, 2021, cash used in operating activities was $188,106 compared to $112,273 for the same period ended January 31, 2020. The increase in the amounts of cash used in operating activities was due to the increase in operations and personnel.

Cash flow from Financing Activities

For the nine months ended January 31, 2021, cash provided by financing activities was $188,000 compared to $147,000 provided during the nine months ended January 31, 2020.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $9,139,707. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended January 31, 2021.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended January 31, 2021, Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended January 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

There were 7,500 shares issued for cash received of $15,000 and 10,000 shares of restricted common stock issued for services in the quarter ended January 31, 2021.

Subsequent Issuances:

The Company issued 380,000 restricted common shares valued at $1.00 per share for consulting services in the quarter ended April 30, 2021.

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

BIOQUEST CORP, INC.

BioQuest Corp.

/s/ Thomas Hemingway	June 15, 2021
Thomas Hemingway, CEO, Principal Executive Officer, Director	Date

/s/ Michael Krall	June 15, 2021
Michael Krall, President, Director	Date

/s/ David Noyes	June 15, 2021
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	June 15, 2021
Jeffery Donnell, Director	Date

/s/ Robert Orbach	June 15, 2021
Robert Orbach, Director	Date

