Form 10-K
period 2021-04-30
Bioquest Corp
filed 2021-08-13
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended April 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

BioQuest Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-56260	99-0378854
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4570 Campus Drive, Suite 23

Newport Beach, CA 92660

714.978.4425

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	None.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $$947,730 on April 30, 2021

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of August 9, 2021, was 8,795,733 shares of its $.001 par value common stock.

Documents incorporated by reference: None

BioQuest Corp.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “BioQuest”, “BQST,” “we”, “us” and “our” are references to BioQuest Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1. Business

Description of the Business

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Annual Report, including those set forth above in the Special Cautionary Note Regarding Forward-Looking Statements or under the heading “Risk Factors” or elsewhere.

Business Overview

BioQuest, Corporation – plans to market, package and distribute health Hemp-CBD based products. Our mission is to Create High End, Products and aggregate all relevant CBD content in the Nutraceutical markets. In addition, BioQuest will also be positioned to generate revenue by acquiring established companies who have a current presence in the nutraceutical and CBD industry if the opportunity presents itself and bring its products to the market generating immediate revenues, created and marketed by BioQuest.

We believe that we can build our Company into a recognizable brand in the Nutraceutical and Pharmaceutical industry. We recognized early on the importance of creating a strong, identifiable, and lasting brand that would separate our Company from the competition and resonate with customers. Our logo, our name, the style of our ads, and all collateral material will reflect our “brand image.” Since the legalization of medical and recreational CBD, numerous states have created new and exciting markets with great investment potential.

We will sell primarily into the business-to-business market and internet-based business to consumer, which includes legally operating medical and adult-use dispensaries, store fronts, and brand owners in states with CBD programs.

In addition to our existing product line of high-end women products, our proposed products, which are currently still in development, will contain both non-CBD and CBD ingredients that are derived from hemp. A specialized extraction process is used to yield highly concentrated CBD oil that also contains other potentially nutritious materials such as omega-3 fatty acids, terpenes (a class of organic compounds which when modified are used in a variety of medicines and alternative medicines such as aromatherapy), vitamins, chlorophyll, and amino acids. Our existing and proposed products have no THC and are parasite-free.

BioQuest’s mission is to lead the industry in bringing unique Men’s, Women’s, Lifestyle and Pet products that are (CBD) based products to the marketplace. We strive to educate the world on the benefits of hemp extract, and it is our goal to offer the industry’s highest quality products.

We have been reviewing all of our marketing and other efforts to ensure that it is clear that no claims of any medical or health benefit be made by us or anyone representing us with regard to any of our proposed products. These proposed products are not pre-approved by the FDA or any other regulatory agency. We do not make any claims not covered by actual research. However, users rely on statements made on social media by many users of similar products. We have no association with any of the individuals posting about these types of products on social media.

The unique strains of cannabinoid-rich hemp are specially bred from the most medicinally high cannabidiol strains of medical cannabis. These plants with the highest CBD and lowest THC concentrations were stabilized and cross bred. This resulted in consistent plant levels of less than 0.3% THC on a dry weight basis.

Our company is in the development stage and has generated no revenues.

The Company

Our Products and Future Products

Planned Products we will sell:

Vital-Q products are our branded range of CBD products featuring; Men’s products; Women’s Products; Pet products and Lifestyle products.

Products Line:

Vital-QTM - Age Refining Serum- Sculping Formula Plus CBD

Vital-QTM - Royal Q - CBD infused Majestic Body Cream

Vital-QTM - Responsive Formula - Collagen Retinol Anti-Aging Cream plus CBD

Vital-QTM - Age Defying Skin Cream- Apple Stem Cell Plus CBD

Vital-QTM - Gorgeous Eyes - Under Eye CBD Infused Cream

Vital-QTM - Radiant Youth Serum - CBD infused and Vitamin C

Vital-QTM - Flawless Neck - CBD Formula with Hemp Extracts

Vital-QTM - Delicate Facial Wash - Deep Cleansing with CBD

Vital-QTM - Rich Facial Toner - Hydrating CBD infused

We will utilize a rigorous testing and verification system that will consist of on-site analysis and redundant third-party batch testing, ensuring accurate levels of phyto-cannabinoids and confirms the legal levels (or non-detectable levels) of THC through our proprietary processes. The end result is the highest quality hemp-derived phyto-cannabinoid-rich (PCR) oil extracts that contain zero solvents, zero heavy metals, and zero pesticides.

Marketing

The Vital-Q Brand and Lifestyle

We will market our proposed products using the Vital-Q branding and Lifestyle marketing phrase, Health-Conscious Solutions. BioQuest’s product and lifestyle line of CBD branding will lead the industry in bringing unique Men’s, Women’s, Lifestyle and Pet products that are CBD based to the consumer marketplace. The majority of our marketing will be targeted at retail, small chains, and direct to consumer distribution. We will utilized Internet advertising and employed marketing companies will publicize and deliver a form of brand recognition.

Sales and Distribution

We will sell our proposed products through our direct to consumer, large retail chains, small chains, and store fronts, and to retailers around the U.S. Customers can use credit cards for direct purchases from us. We are working to begin selling our potential products, using different sales techniques, and optimizing our website. Customers who purchase a certain amount of our planned products receive free shipping and handling on their purchases. We cannot predict the likelihood of success in using these techniques.

Competition

The CBD industry is relatively new but showing large growth. Some of our most likely competitors are Charlotte’s Web, CBDistillary, and Veritas Farms, all of whom are in the CBD space. Many of these companies have greater resources and market recognition than we currently have available. There is also a possibility of a larger entity trying to acquire many of the smaller companies in the industry, especially if regulatory uncertainties lessen. We plan on competing using specific products that we believe meet customer demands, selling them at prices that are very affordable in relation to other products in the marketplace. We cannot predict the likelihood of succeeding in these efforts.

Suppliers

Our future products will be made by independent vendors, with third party lab tests for each individual product batch uploaded to our website. We will purchase our potential products from select vendors. All ingredients that we will purchase are purchased by the vendors. All products will be tested by these vendors to ensure no presence of THC. The vendors primarily package and label the items being delivered to us. We have not experienced nor are we aware of any shortages of supplies available.

The Cannabinoid Industry

The Brightfield Group “is calling for year-over-year CBD product sales from $5B in 2020 to around $17B by 2025. With the 20 largest companies commanding less than 17% of the total Market, we are aggressively evaluating other “Non-Public” companies for possible acquisitions.

During the Covid-19 Period, the market has dramatically increased with 50-60% of purchases made online.

By all measures, the market for hemp, and for products based on extracts of hemp, is expected to grow substantially over the coming years.

While the industry is growing rapidly, the cannabis industry faces some major obstacles that challenge its growth and profitability. First, the cultivation of Hemp is a very capital-intensive enterprise. Many hemp entrepreneurs do not have access to the capital required to build the infrastructure required to meet growing demand and sales projections. Traditional sources of financing, such as banks, are not available currently to hemp producers and retailers. Secondly, there is a significant shortage of knowledge related to virtually all areas of the cannabinoid business.

We face extensive government regulation both within and outside the U.S. relating to the development, manufacture, marketing, sale, and distribution of our future products. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to the section entitled “Risk Factors—Risks Related to Our Businesses.”

The principal uncertainties are whether regulators will, at any time, attempt to treat CBD products similarly to THC products.

Some states are considering various taxation of cannabis-related products. These considerations seem to range from routine sales taxes to taxes similar to those imposed on tobacco products. It is unclear whether products containing Hemp Derived CBD would fall under these tax plans if and when they are imposed.

IRS section 280E prevents cannabis companies from deducting expenses from their income, except for those considered cost of goods sold. No deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted. If this section is enforced against the Company even though its future products contain no THC or other illegal substance, it could create serious operating and cash flow problems in the future.

Regulation

We face extensive government regulation both within and outside the U.S. relating to the development, manufacture, marketing, sale and distribution of our future products, software, and services. The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to the section entitled “Risk Factors—Risks Related to Our Businesses.”

Our operations are potentially subject to a complex web of Federal and state regulations that are evolving at a rapid rate. The USDA and FDA may change rules or enforcement proceedings at any time. We do not believe that current rules and enforcement have a significant potential impact because we only use Hemp Derived CBD which is Federally legal. As the legal landscape and understanding about the differences in hemp derived cannabinoids unfolds, it will be increasingly important to distinguish “cannabis” & “THC” (with noted varying degrees of psychotropic effects and deficits in executive function) from CBD. Our future products and messaging will be very clear and precise in announcing those differences and we make no claims of any “cures” or “specific ailment” remedies.

The principal uncertainties are whether regulators will, at any time, attempt to treat CBD products similarly to THC products.

Federal Government Regulations

In 2014, the distinction between the use of Cannabis Sativa L. for medical, recreational, and industrial purposes was made via Section 7606 of the Agricultural Act of 2014, which cleared a legal path for industrial hemp to be grown in three limited circumstances, 1) by researchers at an institute of higher education, 2) by state departments of agriculture, or 3) by farmers participating in a research program permitted and overseen by a state department of agriculture.

In 2016 the DEA, U.S. Department of Agriculture, and the Food and Drug Administration (FDA) issued a joint statement detailing the guidelines for growth of industrial hemp as part of state-sanctioned research programs. Those guidelines state that hemp can only be sold in states with pilot programs, plants and seeds can only cross state lines as part of permitted state research programs, and seeds can only be imported by individuals registered with the DEA. We believe the recent passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities. On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD were classified as a Schedule I controlled substances, and so illegal under the CSA. With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under federal law and would thus face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under the Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3% THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is still a lot to learn about hemp and its products from commercial and market perspectives.

FDA Regulation of Hemp Extracts

The United States Food & Drug Administration (“FDA”) is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood & blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an investigational new drug (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and (5) daily use information.

The FDA has not approved cannabis, marijuana, hemp, or derivatives as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our proposed products that contain CBD derived from industrial hemp or cannabis delivered in the State of California. Further, our proposed products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

The FDA has concluded that products containing cannabis or industrial hemp derived CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products containing cannabis, CBD or derivatives are Schedule 1 drugs under the Controlled Substances Act, and so are illegal. Our planned products containing CBD derived from industrial hemp or cannabis delivered in other States are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning generally cannabis and products containing hemp derived CBD and may choose to enact regulations that are applicable to such products. In this event, our proposed. industrial hemp-based products containing CBD and cannabis may be subject to regulation (See Risk Factors).

Environmental Laws and Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, and workplace health and safety. In addition, certain of our proposed products are regulated by the U.S. Environmental Protection Agency and comparable state regulatory agencies. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, please refer to the section entitled “Risk Factors—Risks Related to Our Businesses.”

Seasonality

We do not expect any seasonality in our business.

Our fiscal year end is April 30.

Our company is in the development stage and has generated no revenues

Employees

We have 7 full-time or part-time employees of our business or operations who are employed at will by BioQuest Corp. We anticipate adding additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating needed staff. None of the employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with the employees to be good.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceeding.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company’s common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company’s common stock. If any of the following risks actually occurs, the Company’s business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the price of the Company’s common stock could decline, and one could lose all or part of one’s investment. One should also refer to the other information set forth in this report, including the Company’s consolidated financial statements and the related notes.

Our business and future operations may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the country as a whole. For example, the recent outbreak of COVID-19, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our customers or other business partners. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, our customers, our potential customers, suppliers or other current or potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

The Accompanying Financial Statements Have Been Prepared Assuming the Company Will Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company has generated no revenues, has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

We May Continue to Lose Money, And If We Do Not Achieve Profitability, We May Not Be Able to Continue Our Business.

Since our formation, we have generated no revenues from operations, and have incurred expenses and losses. In addition, we expect to continue to incur operating losses for the foreseeable future. As a result, we will need to generate sufficient revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses, and cash flow, some of which could be significant. Results of operations will depend upon numerous factors. Some of these factors, such as market acceptance of our product and competition, are beyond our control.

The Company Is Subject to The Risks Inherent in The Creation of a New Business.

The Company is subject to substantially all the risks inherent in the creation of a new business. The implementation of our business strategy is still in the development stage. Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects, and operations and the value of an investment in the Company.

We May Be Subject to Government Laws and Regulations Particular to Our Operations with Which We May Be Unable to Comply.

We may not be able to comply with all current and future government regulations which are applicable to our business. Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen’s compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities. Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended April 30, 2021. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. The fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our cash, on hand totaled approximately $260 at April 30, 2021. To date, we have relied primarily upon cash from the private sale of equity securities to generate the working capital needed to finance our operations.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. We have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations. Because our independent auditors have expressed doubt as to our ability to continue as a “going concern,” as reported in their report on our financial statements, our ability to raise capital may be severely hampered. Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of selling cannabis-based products or other related items. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We may not be able to compete successfully with other established companies offering the same or similar products and, as a result, we may not achieve our projected revenue and user targets.

If we are unable to compete successfully with other businesses in our planned markets, we may not achieve our projected revenue and/or customer targets. We compete with both start-up and established companies. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in our markets of choice.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced a net profit and may not in the near future, if at all. While we expect our revenue to grow, we have not achieved profitability and cannot be certain that we will be able to sustain our current growth rate or realize sufficient revenue to achieve profitability. Further, many of our competitors have a significantly larger user base and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern may be dependent upon raising capital from financing transactions, increasing revenue throughout the year, and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We estimate that it will cost approximately $250,000 annually to maintain the proper management and financial controls for our filings required as a public company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Different states and different advertising networks may have their own regulations and restrictions regarding advertising CBD products.

Relevant state and local laws may make it difficult to advertise in various markets. The two largest ad buying platforms — Facebook and Google — still do not allow CBD advertising (it is designated as a “dangerous product”) on their platforms, which limits the digital marketing efforts of CBD companies to organic marketing. For new businesses, the inability to promote their brand without paid social and search ads makes it extremely challenging to get the qualified traffic needed to grow our online retail and wholesale businesses.

Additional regulatory considerations that must be considered include the Federal Trade Commission’s regulation of unfair and deceptive product labeling and marketing, as well as state law regulation of food safety. States have the authority to regulate matters related to the health and safety of its own citizens, such that the 2018 Farm Bill and regulation by the USDA will not necessarily preempt state or local laws regulating the manufacture and distribution of cannabis-related products that are not directly in conflict with federal law. States may still choose to enact their own laws that can promote or restrict the sale of cannabis-based products.

Any and all claims of medicinal value must be substantiated with reputable scientific support and may be subject to evaluation by the FDA.

There are limitations to how CBD may be marketed and what potential benefits may be advertised.

Any and all claims of medicinal value must be substantiated with reputable scientific support and may be subject to evaluation by the FDA and we may be unable to effectively market our potential products without proper scientific documentation.

In April 2019, outgoing FDA Commissioner Scott Gottlieb acknowledged that the FDA is considering whether to use its authority to issue regulations that would permit the marketing of CBD in foods or as dietary supplements. However, until the law changes, it is the FDA’s position that selling unapproved products with unsubstantiated therapeutic claims both violates the law and potentially puts patients at risk. Commissioner Gottlieb also asserted that it continues to be unlawful to market foods containing added CBD or THC or dietary supplements containing CBD or THC, regardless of whether the substances are hemp-derived and regardless of the claims being made. FDA takes this position based on the operation of statutory “exclusionary clauses” in the Food, Drug and Cosmetic Act related to food additives and dietary supplements. Specifically, FDA has determined that both CBD and THC, which are now active ingredients in FDA-approved drugs, were the subject of substantial clinical investigations before they were marketed as foods or dietary supplements, and due to the operation of the exclusionary clauses, FDA concludes that it is currently illegal to introduce CBD or THC into the food supply or to market these ingredients as dietary supplements.

Additional regulatory considerations that must be taken into account include the Federal Trade Commission’s regulation of unfair and deceptive product labeling and marketing, as well as state law regulation of food safety.

We have limited or no control over the manufacturing and quality of the products we plan to sell.

We will not directly manufacture any of the proposed products that we currently plan to sell. Consequently, we have limited or no control over manufacturing practices at the suppliers from whom we procure the products we plan to sell. We put forth considerable efforts to ensure that the products we plan to sell are safe and comply with all applicable regulations. In spite of these efforts, there is a risk that we could inadvertently resell products which fail to comply with applicable regulations or have other quality defects. If this were to occur, we could be forced to conduct a product recall, defend regulatory or civil claims, or take other actions, any of which could have a material adverse effect upon our business.

Increases in the cost of shipping, postage or credit card processing could harm our business.

We ship our potential products to customers by United States mail and other overnight delivery and surface services. We generally invoice the costs of delivery and parcel shipments directly to customers as separate shipping and handling charges. Any increases in shipping, postal or credit card processing rates could harm our operating results as we may not be able to effectively pass such increases on to our customers. Similarly, strikes or other service interruptions by these shippers could limit our ability to market or deliver our proposed products on a timely basis.

We face an inherent risk of exposure to product liability claims in the event that the products we manufacture or sell allegedly cause personal injury.

We face an inherent risk of exposure to product liability claims in the event that the products we plan to sell allegedly cause personal injury. Although we have not experienced any significant losses due to product liability claims, we may experience such losses in the future. While our suppliers maintain insurance against product liability claims but cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on acceptable terms. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity, could have a material adverse effect upon our business.

We conduct our retail operations through a single distribution facility.

Substantially all of our U.S. Retail inventory will be stored and shipped from one distribution center. We will depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the distribution center. We may not be able to accurately anticipate all of the changing demands that our expanding operations will impose on our receiving and distribution system. In addition, events beyond our control, such as disruptions in operations due to labor disagreements, shipping problems, fires, or natural disasters, could have a material adverse effect upon our business and operations.

We may be unable to keep pace with changes in the industries that we serve and advancements in technology as our business and market strategy evolves.

As changes in the industries we serve occur or macroeconomic conditions fluctuate we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We will also make investments in existing or new businesses, including investments in technology and expansion of our business plans. These investments may have short-term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as adaptive learning technologies, better and more interactive products and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

The Company plans on relying on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We will seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We will seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants; currently no such agreements have been entered into with relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and was using our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods, and know-how, it will be difficult for us to enforce our rights and our business could be harmed.

Our products may not gain commercial or market acceptance, which would prevent us from achieving increased revenues and market share.

The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

●	our failure to produce products that compete favorably against other products on the basis of cost, quality, and performance.
●	any limitations or warnings on our products approved labeling.
●	the willingness of the target population to try our new technology and whether or not customers will accept our new technology.
●	our failure to develop and maintain successful relationships with distributors, project developers and other resellers, as well as strategic partners; and
●	the strength of marketing and distribution support and timing of market introduction.

If our products fail to gain market acceptance, we would be unable to realize revenues, gain or increase market share and achieve and sustain profitability.

Our Common Stock May Be Considered a “Penny Stock” And Be Subject to the “Penny Stock” Rules of The Securities Exchange Commission.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell shares of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth, and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Risks Relating to the Internet

We are dependent on our telephone, Internet and management information systems for the sales and distribution of our potential products.

Our success depends, in part, on our ability to provide prompt, accurate and complete service to our customers on a competitive basis and our ability to purchase and promote products, manage inventory, ship products, manage sales and marketing activities and maintain efficient operations through our telephone and proprietary management information system. A significant disruption in our telephone, Internet or management information systems could harm our relations with our customers and the ability to manage our operations. We can offer no assurance that our back-up systems will be sufficient to prevent an interruption in our operations in the event of disruption in our management information systems, and an extended disruption in the management information systems could adversely affect our business, financial condition and results of operations.

Online security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in our website. Substantial or ongoing security breaches of our system or other Internet-based systems could significantly harm our business. Any penetration of our network security or other misappropriation of our users’ personal information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, fraud, or misuse of personal information, such as for unauthorized marketing purposes. These claims could result in litigation and financial liability. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect customer transaction data. We may incur substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. We cannot guarantee that our security measures will prevent security breaches. Any breach resulting in misappropriation of confidential information would have a material adverse effect on our business, financial condition, and results of operations.

Government regulation and legal uncertainties relating to the Internet and online commerce could negatively impact our business operations.

Online commerce is rapidly changing, and federal and state regulation relating to the Internet and online commerce is evolving. The U.S. Congress has enacted Internet laws regarding online privacy, copyrights, and taxation. Due to the increasing popularity of the Internet, it is possible that additional laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. The adoption or modification of laws or regulations applicable to the Internet could harm our business operations.

Changing technology could adversely affect the operation of our website.

The Internet, online commerce and online advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product, and service introductions, and changing customer preferences. Our future success will depend on our ability to adapt to rapidly changing technologies and address its customers’ changing preferences. However, we may experience difficulties that delay or prevent us from being able to do so.

Going concern risk

The Company is an early-stage enterprise and has commenced principal operations. The Company had no revenues and has an accumulated deficit of $9.843,870 as of April 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships, or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights. Please see Financial Statements – Note 3. Going Concern for further information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 4570 Campus Drive, Suite 23, Newport Beach, CA 92660. The telephone number at our principal executive office is (714) 978-4425. Our website is www.bioquestcorp.com, and our email address is business@bioquestcorp.com. We believe that these offices are adequate for our purposes. We do not own any real property or significant assets. Management believes that this office space will meet our needs for the next 12 months.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The shares of our common stock are not currently listed for sale on any exchange, although we do plan to attempt to have our shares quoted for sale or the OTC Bulletin Board. However, there can be no assurance that we will be successful in having our shares quoted or traded on any public market.

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTC Markets, based on our fiscal year end April 30, and taking into effect the 1-2000 reverse split that occurred on November 14, 2019. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	Price Ranges
Fiscal Year Ended April 30, 2021	High	Low
First Quarter	$27.00	$22.00
Second Quarter	22.00	4.20
Third Quarter	5.50	.75
Fourth Quarter	1.95	.59

Fiscal Year Ended April 30, 2020
First Quarter	$2,900.00	$30.00
Second Quarter	3,000.00	2,100.00
Third Quarter	2,100.00	27.00
Fourth Quarter	27.00	27.00

There were approximately 214 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone number (813) 344-4490, and email mt@globextransfer.com.

Record Holders

As of April 30, 2021, there were 8,730,733 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 214 holders of record and 73,304 shares in the public float.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size, and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.001 par value per share (“Common Stock”), and no shares of preferred stock.

Equity Compensation Plans

The Company has registered its 2021 Equity Compensation Plan, with the SEC on June 29, 2021. The Plan authorizes up to 2,000,000 shares of company common stock to be issued to its officers, directors, consultants, and any other persons whom the Board of Directors wishes to incite to contribute to the Company.

Warrants, Options and Convertible Securities

The Company issued multiple notes payable in the amount of $40,000 due in January and February 2022, with interest at 6% and convertible in common shares at $1.00 per share.

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

Other than the aforementioned we do not have any outstanding warrants, options, or convertible securities.

Recent Sales of Unregistered Securities

During the year ended April 30, 2021, the Company issued 67,500 shares for $135,000 cash.

Repurchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	April 30, 2021 $	April 30, 2020 $
Cash	260	166
Current Assets	17,097	166
Current Liabilities	1,786,638	98,745
Working Capital (Deficit)	(1,769,541)	(98,579)

Cash Flows

	April 30, 2021 $	April 30, 2020 $
Cash Flows from (used in) Operating Activities	(193,206)	(124,834)
Cash Flows from (used in) Investing Activities	193,300	125,000
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	94	166

Results for the Year Ended April 30, 2021, compared to the Year Ended April 30, 2020

Operating Revenues

The Company’s revenues were $-0- for the Year ended April 30, 2021, compared to $-0- in 2020.

Cost of Revenues

The Company’s cost of revenues was $-0- for the Year ended April 30, 2021, compared to $-0- in 2020.

Gross Profit

For the Year ended April 30, 2021, the Company’s gross profit was $nil compared to $-0- in 2020.

General and Administrative Expenses

Operating expenses and general and administrative expenses consisted of compensation of $1,408,000, stock compensation expense of $530,000, professional fees of $152,162 and general and administrative expenses of $110,387 for total operating expenses of $2,200,549 for the year ended April 30, 2021. For the year ended April 30, 2020, operating expenses consisted of compensation of $164,000, stock compensation expense of $117,279, professional fees of $51,187 and general and administrative expenses were $24,097 for totaling operating expenses of $356,554.

Other Income (Expense)

Other income (expense) consisted of $nil and $nil for the years ended April 30, 2021, and 2020, respectively.

Net Loss

The net loss for the year ended April 30, 2021, was $2,323,962 compared to $359,029 compared to for the year ended April 30, 2020. The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At April 30, 2021, the Company had total current assets of $17,097 compared to $166 at April 30, 2020. Current assets consisted of cash of $260 and prepaid expenses of $16,838. At April 30, 2021, the Company had total current liabilities of $1,786,638 compared to $98,745 at April 30, 2020. Current liabilities consisted primarily of accounts payable and accrued liabilities of $174,916, accrued compensation of $1,731,750, due to officers shareholders of $21,235, accrued interest of $5,981, notes payable of $74,302 and derivative liability of $138,555 for total current liabilities of $1,786,638. At April 30, 2020, current liabilities consisted of accounts payable and accrued liabilities of $18,330, accrued compensation of $70,000, due to officers shareholders of $9,590 and accrued interest of $825 for a total of $98,745 The increase in our current liabilities to staffing of the company and developing of our product line.

We had negative working capital of $1,769,140 as of April 30, 2021.

Cash flow from Operating Activities

During the year ended April 30, 2021, cash used in operating activities was $193,206 compared to $124,834 for the year ended April 30, 2020. The increase in the amounts of cash used in operating activities was primarily due to the increase operating activities.

Cashflow from Investing Activities

During the Year Ended April 30, 2021, cash used in investing activities was $nil compared to $nil for the Year Ended April 30, 2020.

Cashflow from Financing Activities

During the year ended April 30, 2021, cash provided by financing activity was $193,300 compared to $125,000 provided during the year ended April 30, 2020.

Going Concern

Management has concluded there is substantial doubt about our ability to continue as a going concern. For the year ended April 30, 2021, the Company had a Stockholders Deficit of $1,769,541, raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

Bioquest, Corp., markets, packages, and distributes Hemp-CBD based products. . Our mission is to create high end unique content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets including Medical Grade Products and Immune Health Products CBD. Bioquest Corp. is positioned to generate revenue by acquiring established company and bringing new products to the market, generating immediate revenues. The Company is implementing and marketing to the business-to-business and to direct to consumers’ markets. The Company is implementing this plan to achieve profitable and sustainable operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. For the year ended April 30, 2021, the Company has a net loss of $2,323,962, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the year ended April 30, 2021, Company has net cash used in operating activities of $193,206 as well as stock compensation non-cash expenses of $530,000 and a net loss of $2,323,623 The Company raised $193,300 from financing activities in the year ended April 30, 2021, which resulted in a negative working capital of $1,769,540 as of April 30, 2020. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and development activities.

Since inception, we have financed our cash flow requirements through issuance of common stock and loans to third parties. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we will need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our business model and website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data

BioQuest Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BioQuest Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioQuest Corp. (the Company) as of April 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As described further in Notes 5 of the financial statements, during the year ended April 30, 2021 and in prior periods, the Company issued convertible debt that required management to assess whether the conversion features of the convertible debt required bifurcation and separate valuation as a derivative liability. The Company determined that the conversion features of certain of its convertible debt issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) variable conversion prices (2) the Company’s inability to assert it had sufficient authorized but unissued shares available to settle instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized a Black-Scholes option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed debt agreements to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions.

●	We tested the reasonableness, accuracy, and completeness of the data and assumptions used by the Company in the Black-Scholes option pricing model, including exercise price, expected term, expected volatility, and risk-free interest rate.

●	We developed independent expectations for comparison to the Company’s estimates.

●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures in Notes 5 including evaluating whether such disclosures were in accordance with relevant accounting standards.

Haynie & Company
Salt Lake City, Utah
August 13, 2021

We have served as the Company’s auditor since 2020.

Bioquest Corp.

Balance Sheets

	April 30, 2021	April 30, 2020

Assets
Current Assets
Cash	$260	$166
Prepaid Expenses	16,837
Total Current Assets	17,097	166

Total Assets	$17,097	$166

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$174,915	$18,330
Accrued Compensation	1,371,750	70,000
Due to Officers Shareholders	21,235	9,590
Accrued Interest	5,981	825
Convertible Notes Payable	40,000
Notes Payable, Net of Discount of $24,098	34,202
Derivative Liability	138,555
Total Current Liabilities	1,786,638	98,745

Long-Term Liabilities
Notes Payable	-	40,000
Total Liabilities	1,786,638	138,745

Commitments and Contingencies		-

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized; 8,730,733 and 8,044,233 Issued and Outstanding at April 30, 2020 and 2019 respectively	8,731	8,044
Stock Payable	-	50,000
Additional-Paid-in-Capital	8,065,598	7,323,285
Accumulated Deficit	(9,843,870)	(7,519,908)
Total Stockholders’ Deficit	(1,769,541)	(138,579)
Total Liabilities and Stockholders’ Deficit	$17,097	$166

The accompanying notes are an integral part of these financial statements.

Bioquest Corp.

Statement of Operations

	For the Year Ended	For the Year Ended
	April 30, 2021	April 30, 2020

Revenues	$-	$-

Operating Expenses
Compensation	1,408,000	164,000
Stock Compensation Expense	530,000	117,270
Professional Fees	152,162	51,187
General and Administrative Expenses	110,387	24,097
Total Operating Expenses	2,200,549	356,554
Operating Loss	(2,200,549)	(356,554)
Derivative Expense	85,775
Interest Expense	37,638	2,475
Net Loss	$(2,323,962)	$(359,029)

Basic and Fully Dilutive Loss per Share	$(0.09)	$(0.09)

Weighted Average Common Shares - Basic and Fully Diluted	8,283,502	4,104,900

The accompanying notes are an integral part of these financial statements.

Bioquest Corp.

Statement of Changes in Stockholders’ Deficit

For the Years Ended April 30, 2021 and 2020

	Common Shares	Par Value $.001	Stock Payable	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance April 30, 2019	102,233	$102	-	$7,151,957	$(7,160,879)	$(8,820)
Shares Issued for Settlement of debt	135,000	135	-	26,865	-	27,000
Shares Issued for Employment and Consulting Services	7,747,000	7,747	-	89,523	-	97,270
Shares Issued for Cash	60,000	60	-	54,940	-	55,000
Shares Issuable for Cash	-	-	30,000	-	-	30,000
Shares Issuable in connection with Notes Payable	-	-	20,000	-	-	20,000
Net Loss	-	-	-	-	(359,029)	(359,029)
Balance April 30, 2020	8,044,233	8,044	50,000	7,323,285	(7,519,908)	(138,579)

Stock Issued for Cash	67,500	68	-	134,932	-	135,000
Shares Issued for Stock Payable	70,000	70	(50,000)	49,930	-	-
Shares Issued for Employment and Consulting Services	540,000	540	-	539,460	-	540,000
Shares Issued for Prepaid Marketing Services	9,000	9	-	17,991	-	18,000
Net Loss for the Year Ended April 30, 2021	-	-	-	-	(2,323,962)	(2,323,962)
Balance April 30, 2021	8,730,733	$8,731	$-	$8,065,598	$(9,843,870)	$(1,769,541)

The accompanying notes are an integral part of these financial statements.

Bioquest Corp.

Statements of Cash Flows

	For the Year Ended	For the Year Ended
	April 30, 2021	April 30, 2020

Cash Flows from Operating Activities
Net Loss	$(2,323,962)	$(359,029)
Adjustments to reconcile net loss to net cash used in operating activities.
Stock Based Compensation	530,000	117,270
Increase (Decrease) in Accounts Payable and Accrued Liabilities	156,585	36,510
Increase in Accrued Compensation	1,301,750	70,000
Increase in Due to Officers Shareholders	11,645	9,590
Accrued Interest	5,156	825
Non Cash Marketing	12,600	-
Derivative Expense net of Debt Discount	113,020	-
Net Cash Used from Operating Activities	(193,206)	(124,834)

Cash Flows from Investing Activities	-	-

Cash from Financing Activities
Sale of Common Stock for Cash	135,000	55,000
Stock Subscriptions Payable for Cash	-	30,000
Issuance of Notes Payable	58,300	40,000
Net Cash Provided in Financing Activities	193,300	125,000
Net Increase in Cash	94	166
Beginning Cash	166	-
Ending Cash	$260	$166

Supplemental Information
Non-Cash Items:
Shares Issued for Extinguishment of Accounts Payable		$27,000

The accompanying notes are an integral part of these financial statements.

BIOQUEST CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended April 30, 2021 and 2020

NOTE 1 - ORGANIZATION AND OPERATIONS

Bioquest Corp.(the “Company”) was originally incorporated in the State of Nevada on May 17, 2011, as Renaissance Films Inc. On September 26, 2011, the Company changed its name to Sedition Films Inc. and on May 1, 2014, the Company changed its name to Select-TV Solutions, Inc. The Company was organized for the purpose of producing documentary films. On October 10, 2019, there was a change in control of the Company with the purchase of 270,000,000 of the Company’s Common stock and on that date the Company changed its name to Bioquest Corp. On October 12, 2019, the Company elected a new Board of Directors and approved a 2,000 to 1 Reverse Stock Split resulting in the reduction of the outstanding shares of the Company’s Common Stock from 454,254,585 shares to 237,233 shares of Common Stock. All common shares and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented. The total number of authorized common shares and the par value thereof were not changed by the reverse stock split.

The Company markets, packages and distributes Hemp-CBD based products. . Our mission is to Create High End, Unique Content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets. Bioquest Corp. is positioned to generate revenue by acquiring established companies who have a current presence in the nutraceutical cannabis industry and bring new products to the market generating immediate revenues, created, and marketed by Bioquest Corp.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing, and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Stock-based Compensation

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. The guidance requires that new, modified, and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the consolidated financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At April 30, 2021 and 2020, cash equivalents amounted to $260 and $166.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of April 30, 2021, and 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a Stockholders’ Deficit at April 30, 2021 of $1,769,941 as its liabilities exceeded its assets. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Bioquest, Corp. markets, packages, and distributes Hemp-CBD based products and Pharmaceutical based and Government approved products. Our mission is to create high end unique content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets including Medical Grade Products and Immune Health Products CBD. Bioquest Corp. is positioned to generate revenue by acquiring established company and bringing new products to the market, generating immediate revenues. The Company is implementing and marketing to the business-to-business and internet-based E-Commerce to the consumers’ market. The Company is implementing this plan to achieve profitable and sustainable operations.

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

During the year ended April 30, 2020, the Company issued 7,475,000 to its officers and directors under employment and consulting agreements. The agreements dated November 1, 2019, were for a five-year term with a five-year renewal options with compensation to begin April 1, 2020, with a one-time adjustment on August 1, 2020 and annual minimum increases. Under the employment agreements the Company issued 6,975,000 common shares valued at $.01 per share’ The consulting agreement with a director provided for the issuance of 500,000 common shares valued at $.01 per share. At April 30, 2020, there was $65,000 due to officers and shareholders under the employment and consulting agreements. At April 30, 2021 and 2020 there were $1,258,250 and $65,000 in accrued compensations due to officers and shareholders and $21,235 and $9,590 due to officers and shareholders for expense reimbursements.

NOTE 5 – NOTES PAYABLE

The Company issued multiple notes payable in January and February 2020 in the amount of $40,000 due in two years from date of issuance, with interest at 6% and convertible in common shares at $1.00 per share.

The Company issued a note payable in September 2020 due in one year in the amount of $27,500 including interest at 10%. The note is convertible at a 40% discount to market price after 90 days. In November 2020 the Company issued an addition note payable due in one year in the amount of $30,800 including interest at 10%. The note convertible at a 60% discount to market price. The Company extended the due date to February 2, 2022 and issued 10,000 shares (postponement shares) for this extension. Because these convertible notes have floating conversion rates, the Company is unable to determine that there are sufficient shares authorized if the holders were to convert. Therefore, derivative accounting is triggered, which requires that we bifurcate and value the conversion features. We valued these features using the Black-Scholes pricing model. The related inputs are described below.

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The term for the conversion of the notes is based upon the remaining term of the notes. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination. The Company recorded an increase in note discount of $24,098, derivative liability of $138,555 and interest expense of $26,683. The Derivative liability is a Level 3 fair value instrument.

The following table for the derivative liability summarizes the inputs used for the Black-Scholes pricing model on the nine months ended April 30, 2021.

	Note 1	Note 2
Weighted average or exercise price	$0.74	$0.49
Risk free interest rate	0.66%	0.75%
Volatility	87.96%	93.45%
Expected terms years	0.66	0.75
Dividend yield	None	None

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

During the year ended April 30, 2020, the Company issued 7,747,000 shares of common stock under employment and consulting agreements. At April 30, 2020, the company had subscription agreements for 30,000 common shares to be issued from cash received of $30,000 and 40,000 shares for cash received from issuance of notes payable. During the year ended April 30,2021 the Company issued 67,500 shares for $135,000 cash, 70,000 shares for stock payable, 540,000 shares for $540,000 of employment and consulting services and 9,000 shares for $18,000 on marketing services.

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2021, and 2020, there were 8,730,733 and 8,044,233 shares issued and outstanding.

Note 7-INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended	Year Ended
	April 30, 2021	April 30, 2020
Current:
Federal	$-	$-
State
	$-	-
Deferred:
Federal	(77,804)	(75,396)
State	-	-
	(77,804)	(75,396)
Valuation allowance	77,804	75,396
Total provision for income taxes	$-	$-

Deferred tax assets (liabilities) consist of the following:

Net Operating Loss for the Year	(2,323,962)	$(359,029)
Deferred Stock Compensation	530,000
Deferred Compensation	1,308,500
Derivative Expense	85,775
Interest Expense Note Discount	28,682
Deferred Assets	1,952,957
Meals Adjustment	510
Taxable Loss	(370,495)	(359,029)
Net Operating Loss Carryforwards	729,524
Gross Deferred Tax Assets	2,682,481	354,554
Deferred Tax Asset	563,321	74,456
Valuation Allowance	(563,321)	(74,456)
Net Deferred Tax Assets	$-	$-

NOTE 8– SUBSEQUENT EVENTS

On May 4, 2021, the Company filed Form 253(g)(2) to Supplement its Tier 2 Reg A Filing in order to reduce the share price to $1.00.

The Company issued 65,000 shares of unrestricted common stock for cash of $65,000 through the use of its Regulation A Offering.

On June 29, 2021, the Company authorized its 2021 Stock Compensation Plan. The plan authorizes up to 2,000,000 shares of company common stock to be issued to its officers, directors, consultants, and any other persons whom the Board of Directors wishes to incite to contribute to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of April 30, 2021.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of April 30, 2021, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were inadequate segregation of duties consistent with control objectives, and lack of an audit committee and limited expertise with complex debt and equity transactions. These material weaknesses were identified by our Chief Financial Officer in connection with the above annual evaluation.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended April 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Director and Executive Officer

Directors and Executive Officers

The following table sets forth information regarding our executive officers, directors, and significant employees, including their ages as of April 30, 2021.

As of April 30, 2021, BioQuest Corp. had seven-full-time employees, and no part-time employees. The directors and executive officers of the Company as of April 30, 2021, are as follows:

Name	Position	Age	Date of Appointment	Approx. Hours Per Week
Thomas Hemingway	CEO and Director	64	October 10, 2019	40
Michael Krall	President, COO and Director	69	October 10, 2019	40
Robert Orbach	Director	66	October 10, 2019	10
David Noyes	CFO	78	October 10, 2019	40
Jeffery Donnell	EVP Operations EVP Operations and Director	69	October 10, 2019	40
Pam A. Daily	Marketing Officer	70	June 1, 2020	40

Thomas Hemingway, Age 65: Chairman and CEO, Currently, Chairman and President of Redwood Investment Group (1996 to current), and Pillar Marketing Group, Inc. (April 2011 to current). Previously, the Founder, Chief Executive Officer and Chairman of Oxford Media (2004 to 2006) and Chief Executive Officer and Chairman MetroConnect (2007 to 2009). Mr. Hemingway has also served as CEO and Chairman of Esynch Corporation and Chairman and CEO of Intermark Corporation, a software developer and publisher in the entertainment markets. Prior, Mr. Hemingway was President and CEO of Omni Advanced Technologies and Intellinet Information Systems. In addition, Mr. Hemingway has been a consultant and or board member to several NASDAQ and privately held companies. Bachelor of Sciences, Political Science, SUNY Albany.

Michael Krall, Age 69: President, COO and Board Member of BioQuest Corporation since October 2019 to current. Mr. Krall was the founder of PURE Bioscience, Inc. where he held the positions of President, CEO and Chairman of the Board from 1998 to 2014. From 2015 to present, Mr. Krall has advised companies on biotech products and processes. Additionally, he is an inventor and co-inventor of dozens of domestic and international patented biotech products. Mr. Krall brings a wealth of knowledge of the biotech, manufacturing, and securities industries, including his leadership ability, dedication and commitment to excellence make him well suited to this highly regulated industry.

Jeffery Donnell, Age 69: CBDO (Chief Business Development Officer, Board Member) since October 2019 Mr. Donnell has served in senior level positions for private and public companies over the past 40 years including COO of Enviroguard Sciences, LLC, (2003 to 2007) a distribution company for bio-chemical products throughout the United States. Executive Vice President of Business Development for Pure Bioscience, (2007 to 2013) a public company responsible for the production and distribution of biochemical products nationally and internationally. From 2015 to current Mr. Donnell has been providing advisory services to companies on a part-time basis. He has established and expanded business relations with Fortune 500 companies including Cardinal Health, CareFusion and Brenntag.

David Noyes, Age 78: CFO - recently, Fort Worth based EnviroSolar Power, a green energy solutions provider to the home energy marketplace since March 2014. Previously, he was CFO for KOR Company, Inc. a commercial fire and security company from November 2012 until March 2014. He is Managing Director of Monarch Capital Resources, Inc., a business-consulting firm. He is co-founder and EVP for Tech Energy Services, Inc. a green energy technology firm. He has been CFO of five publicly traded companies, most recently NextPhase Wireless, Inc. from February 2007 through March 2008; Oxford Media, Inc. from August 2004 through February 2007; Local.com from January 2001 through January 2003 and Mergence Corporation from September 1999 through November 2000. He was Chief Executive Officer and Chief Financial Officer and Director of Ortho Mattress from 1996 through 1997; President, Chief Financial Officer and Director of California Software Products, Inc. in 1996 and Director and Chief Financial Officer of Griswold Industries in 1994 and 1995. Previously he was President, Director and Chief Executive Officer of Structural Coatings, Inc. and Executive Vice President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of General Power Systems, Power Paragon and Scientific Drilling International. He was a senior Manager with Ernst and Young, is a Certified Public Accountant and has an MBA from the Anderson School of Management at UCLA. He has served on several Boards of Directors and has extensive SEC experience and has raised in excess of $500 million.

Pamela A Daily, Age 70: Chief Marketing Officer Pam is one of the founders of the infomercial direct marketing industry. She has been instrumental in the rapid financial and physical growth of multiple Fortune 500 companies. Over the past thirty years, Pamela has held Executive positions with companies such as Media Arts International, National Media Corporation, Reliant Interactive, Achievement Dynamics (Verbal Advantage), Vision Direct Marketing, Aftermarket Company, Global Efficient Energy, Majic Beauty Inc., and many others. In all of these entities, Pam’s executive duties resulted in record increases in revenues. Previous to Daily’s Executive Management and Marketing career, she held Sales and Marketing positions in the field of corporate advertising with AT&T, Gannett Corporation and NBC.

Robert Orbach, Age 66: Director, BioQuest Corporation, since October 2019, is a seasoned, accomplished entrepreneur with talent for recognizing emerging trends since 1992 and a proven track record for building strategic partnerships. Mr. Orbach has been providing advisory services on a part time basis to companies from 2015 to present. Bobby has over 30 years’ experience in retail, finance, IP and building emerging technology companies. Mr. Orbach was one of the founders of 47th Street Computers and electronics, a large retailer in the late 80’s and 90’s. He advised countless technology companies and managed successful business deals. Bobby has served as a director and board member of many public and private sector companies. Bobby has been a broker and advisor in the IP monetization business and has successfully sold and brokered over 60 technology patent portfolios. He was awarded Excellence and Quality service award from Intellectual Ventures in 2012. Throughout his career, Bobby has aligned his business interests with his personal values - nurturing human potential and promoting people relations as well as supporting philanthropic causes. Mr. Orbach is an advisor and on the board of several charities and nonprofit community organizations.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board. The Board of Directors has no nominating, auditing, or compensation committees.

Identification of Significant Employees

Thomas Hemingway, David Noyes, and Michael Krall are officers and directors of the Company who serve on a full-time basis. Robert Orbach, Jeffery Donnell are Directors of the Company. Other than our officers and directors, we currently have two (2) employees. None of the employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with the employees to be good.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter, or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lacks sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have four directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended April 30, 2021 and 2020.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive Officer paid by us during the years ended April 30, 2021 and 2020, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

								Non-
								Qualified
							Non-Equity	Deferred
Name and				Stock	Stock	Options	Incentive Plan	Compensation	All Other		Accrued
Principal		Salary	Bonus	Awards	Awards	Awards	Compensation	Earnings	Compensation	Total	Compensation
Position	Year	$	$	Shares	$	$	$	$	$	$	$

Tom Hemingway	2021	36,000								36,000	308,500
CEO, Director	2020	38,500	-	2,875,000	28,750	-	-	-	-	60,250	20,000

Michael Krall	2021	32,500	-	-	-	-	-	-	-	32,500	317,500
President ,COO,Director	2020	31,500	-	2,550,000	25,500	-	-	-	-	57,000	20,000

Robert Orbach	2021	-	-	-	-	-	-	-	-	-	55,000
Director	2020	-	-	500,000	5,000	-	-	-	-	5,000	5,000

David Noyes	2021	12,000								12,000	228,000
CFO	2020	12,000	-	750,000	7,500	-	-	-	-	19,500	15,000

Jeffrey Donald	2021	-	-	-	-	-	-	-	-	-	175,000
EVP Operations	2020	15,000	-	800,000	8,000	-	-	-	-	23,000	15,000

Pam A. Daily	2021	10,000		200,000	200,000					210,000	145,000

Outstanding Equity Awards at Fiscal Year-End: Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of April 30, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
-	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2021 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 8,730,733 shares of the Company’s common stock outstanding on April 30, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Tom Hemingway, CEO & Director	2,985,000	34%
David Noyes, CFO	750,000	9%
Michael Krall, President, & Director	2,550,000	29%
Jeffery Donnell, Vice President, Director	800,000	9%
Robert Orbach, Director	500,000	6%
Pam Daily, Chief Marketing Officer	200,000	2%
All executive officers and directors as a group	7,785,000	89%
Total Outstanding	8,730,733	100%

1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table
2)	Based on 8,730,733 issued and outstanding shares of common stock as of April 30, 2021.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors is currently composed of four members. Thomas Hemingway, and Michael Krall do not qualify as independent Directors in accordance with the published listing requirements of the NASDAQ Global Market. Robert Orbach qualifies as Independent Director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us. In addition, the Board of Directors has not made a subjective determination as to each Director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules. Had the Board of Directors made these determinations, the Board of Directors would have reviewed and discussed information provided by the Directors and the Company with regard to each Director’s business and personal activities and relationships as they may relate to the Company and its management.

Related Party Transactions

During the year ended April 30, 2020, the Company issued to its previous CEO 135,000 common shares (270,000,000 pre reverse split) for repayment of related party debt incurred in payment of the Company’s expenses of $27,000. During October 2019, Tom Hemingway the Company’s new CEO purchased these 135,000 shares creating a change in control of the Company.

During the year ended April 30, 2020, the Company issued 7,475,000 to its officers and directors under employment and consulting agreements. The agreements dated November 1, 2019, were for a five-year term with a five-year renewal options with compensation to begin April 1, 2020, with a one-time adjustment on August 1, 2020 and annual minimum increases. Under the employment agreements the Company issued 6,975,000 common shares valued at $.01 per share’ The consulting agreement with a director provided for the issuance of 500,000 common shares valued at $.01 per share. At April 30, 2020, there was $65,000 due to officers and shareholders under the employment and consulting agreements. At April 30, 2021 and 2020 there were $1,258,250 and $65,000 in accrued compensations due to officers and shareholders and $21,235 and $9,590 due to officers and shareholders for expense reimbursements.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

●	Disclosing such transactions in reports where required;
●	Disclosing in any and all filings with the SEC, where required;
●	Obtaining disinterested directors consent; and
●	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services

During the fiscal years ended April 30, 2021, we incurred approximately $54,117 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended April 30, 2021.

During the fiscal year ended April 30, 2020, we incurred approximately $-0- in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2020.

Audit-Related Fees

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2021, and 2020 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15. Exhibits

(a) Exhibits

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

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOQUEST CORP, INC.

BioQuest Corp.

/s/ Thomas Hemingway	August 13, 2021
Thomas Hemingway, CEO, Principal Executive Officer, Director	Date

/s/ Michael Krall	August 13, 2021
Michael Krall, President, Director	Date

/s/ David Noyes	August 13, 2021
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	August 13, 2021
Jeffery Donnell, Director	Date

/s/ Robert Orbach	August 13, 2021
Robert Orbach, Director	Date

