Form 10-Q
period 2021-07-31
Bioquest Corp
filed 2022-04-29
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

4570 Campus Drive Suite 23

Newport Beach, CA 92660

(Address of principal executive offices)

Phone: (714) 978-4425

(Registrant’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large, accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 22,2022
Common Stock, $0.001	11,310,230

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioquest Corp.

Condensed Balance Sheets

(Unaudited)

	Unaudited
	July 31, 2021	April 30, 2021

Assets
Current Assets
Cash	$2,736	$260
Prepaid Expenses	11,438	16,837
Total Current Assets	14,174	17,097

Total Assets	$14,174	$17,097

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$243,339	$174,915
Accrued Compensation	1,747,750	1,371,750
Due to Officers and Shareholders	3,036	21,235
Accrued Interest	8,056	5,981
Convertible Notes Payable	40,000	40,000
Notes Payable, Net of Discount of $ 10,923 and $24,098	47,377	34,202
Derivative Liability	66,202	138,555
Total Current Liabilities	2,155,760	1,786,638

Total Liabilities	2,155,760	1,786,638

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized; 8,795,733 and 8,730,733 Issued and Outstanding at July 31, 2021 and April 30, 2021 respectively	8,796	8,731
Additional-Paid-in-Capital	8,130,533	8,065,598
Accumulated Deficit	(10,280,915)	(9,843,870)
Total Stockholders’ Deficit	(2,141,586)	(1,769,541)
Total Liabilities and Stockholders’ Deficit	$14,174	$17,096

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	July 31,2021	July 31,2020

Revenues	$-	$-

Operating Expenses
Compensation	384,000	256,000
Professional Fees	30,793	26,031
Stock Compensation Expense	33,334	-
General and Administrative Expenses	16,020	39,599
Total Operating Expenses	464,147	321,630
Operating Loss	(464,147)	(321,630)
Gain on Derivative Valuation	(72,353)	-
Interest Expense	45,251	600
Net Loss	$(437,045)	$(322,230)

Basic and Fully Dilutive Loss per Share	$(0.05)	$(0.04)

Weighted Average Common Shares - Basic and Fully Diluted	8,764,183	8,056,733

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three Months Ended July 31, 2021, and 2020

(Unaudited)

	Common Shares	Par Value $.001	Stock Payable	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance April 30, 2021	$8,730,733	8,731	$-	$8,065,598	$(9,843,870)	$(1,769,541)
Net Loss for the Three Months Ended July 31, 2021					(437,045)	(437,045)
Shares Issued for Cash	65,000	65		64,935		65,000
Balance July 31, 2021	8,795,733	8,796		8,130,533	(10,280,915)	(2,141,586)

Balance April 30, 2020	8,044,233	$8,044	$50,000	$7,323,285	$(7,519,908)	$(138,579)
Net Loss for the Three Months Ended July 31, 2020	-	-	-	-	(322,230)	(322,230)
Shares Issued for Cash	50,000	50	-	99,950	-	100,000
Balance July 31, 2020	8,094,233	$8,094	$50,000	7,423,235	$(7,842,138)	$(360,809)

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2021	July 31, 2020

Cash Flows from Operating Activities
Net Loss	$(437,045)	$(322,230)
Adjustments to reconcile net loss to net cash used in operating activities.
Gain on Derivative Liability	(72,353)
Amortization of Debt Discount and Original Issue Discount	13,175
Changes in Operating Assets and Liabilities
Prepaid Expenses	5,399
Increase (Decrease) in Accounts Payable and Accrued Liabilities	68,424	22,922
Increase in Accrued Compensation	376,000	209,750
Increase in Due to Officers Shareholders	(18,199)	(8,566)
Accrued Interest	2,075	600
Net Cash Used from Operating Activities	(62,524)	(97,524)

Cash Flows From Investing Activities	-	-

Cash from Financing Activities
Sale of Common Stock for Cash	65,000	100,000
Net Cash Provided in Financing Activities	65,000	100,000
Net Increase in Cash	2,476	2,476
Beginning Cash	260	166
Ending Cash	$2,736	$2,642

See Notes to Condensed Financial Statements

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited financial statements and related notes for the years ended April 30, 2021 and 2020.

The accompanying interim condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended April 30, 2021 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at July 31, 2021 and statements of operations for the three months ended July 31, 2021 and 2020 and cash flows for the three months ended July 31, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed financial statements. As of July 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended April 30, 2021, have not changed.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of July 31, 2021, cash equivalents amounted to $2,736.

Basic Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities including stock options and stock payable have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. The number of potentially dilutive shares were 217,166 shares as of July 31, 2021, and 110,000 shares on July 31, 2020.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 2021

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

Stock-based Compensation

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. The guidance requires that new, modified, and unvested share-based payment transactions, such as grants of stock options and restricted stock, be recognized in the consolidated financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods.

Revenue Recognition

The Company will recognize revenue pursuant to Accounting Standards Codification 606, which requires revenue to be recognized at an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

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

July 31, 2021

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of April 30, 2021, and July 31, 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of July 31, 2021, of $10,280,915 and its liabilities exceeded its assets by $2,141,586. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Bioquest, Corp. markets, packages, and distributes Hemp-CBD based products and Pharmaceutical based and Government approved products. Our mission is to create high end unique content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets including Medical Grade Products. Bioquest Corp. is positioned to generate revenue by bringing its new and recently developed products to the market and by accruing established companies in the CBD industry, generating immediate revenues. The Company is implementing and marketing to the business-to-business and internet-based E-Commerce to the consumer market. The Company is implementing this plan to achieve profitable and sustainable operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2021, $1,747,750 is due to executive officers of the Company for compensation due from employment and consulting contracts and is recorded under accounts accrued compensations. In addition, $3,036 is due to officers shareholders for payments on behalf of the Company.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

NOTE 5 – NOTES PAYABLE

The Company issued notes payable in January and February 2020, in the amount of $40,000 due in two years from date of issuance, with interest at 6% and convertible in common shares at $1.00 per share. In addition, the Company recorded 50,000 shares payable as of April 30, 2020 and issued these shares in October 2020.

The Company issued a note payable in September 2020 due in one year in the amount of $27,500 including interest at 10%. The note is convertible at a 40% discount to market price after 90 days. The company recorded a note discount of $2,500. In November 2020 the Company issued an addition note payable due in one year (extended ninety days) to in the amount of $30,800 including interest at 10%. The note convertible at a 60% discount to market price. The Company recorded a note discount of $2,800. These notes were technically in default as of July 31,2021 and the Company recorded an accrued liability of $30,000 and recorded interest expense of $30,000.

As of July 31,2021 and April 30,2021 these notes payable of $58,000 were reduced by notes discounts of $10,923 and $24,098 on the Condensed Balance Sheets. These two results resulted in derivative liability as described below:

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The term for the conversion of the notes is based upon the remaining term of the notes. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination. The Company recorded a decrease in note discount of $13,175 and in derivative liability of $72,353 and interest expense of $13,175.

The following table for the derivative liability summarizes the inputs used for the Black-Scholes pricing model on the nine three months ended July 31, 2021.

	Note 1	Note 2
Weighted average exercise price	$0.45	$0.30
Risk free interest rate	.66%	.75%
Volatility	87.96%	93.45%
Expected term years	.317	.501
Dividend yield	None	None

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

During the quarter ended July 31, 2020, the Company issued 50,000 shares of common stock for $100,000 cash. During the quarter ended July 31, 2021, the Company issued 65,000 shares of common stock for $65,000 cash.

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of July 31, 2021, and April 30, 2021, there were 8,795,733 and 8,730,733 and shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. The Company entered into an Agreement effective September 30, 2021, with its officers, directors and employees for all amounts owing under employment and consulting contracts and other payables in the total amount of $1,885,873 in exchange for 2,514,497 shares of the Company’s common stock of which 1,257,251 were issued as S-8 shares and 1,257,246 were issued as restricted shares.

On March 1, 2022, the Company entered a convertible note payable for $ 85,000 due in one year at 8% interest.

The note is convertible into shares of the Company’s common stock at $0.50 per share. In addition, the Company entered into a consulting agreement with the same party for $85,000 payable in 85,000 shares S-8 Stock.

In addition, we did not identify any additional material events or transactions occurring during subsequent event reporting period that required further recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance, or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” and similar expressions or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfil our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “BioQuest,” “we,” “us,” “our,” and similar terms shall refer to BioQuest Corp., Inc., a Nevada corporation, and its subsidiaries.

Results of Operations

Working Capital

	July 31, 2021	April 30, 2021
	$	$
Current assets	14,174	17,097
Current liabilities	2,155,760	1,786,638
Working capital deficit	(2,141,586)	(1.769,541)

Cash Flows

	Three Months Ended	Three Months Ended
	July 31, 2021	July 31, 2020
Cash flows used in operating activities	(62,254)	(193,206)
Cash flows provided by financing activities	65,000	193,000
Cash flows used in investing activities	-	-
Net increase (decrease) in cash during period	$2,476	$94

Three Months Ended July 31, 2021, compared to the Three Months Ended July 31, 2020

Operating Revenue

The Company had no revenue for the three months ended July 31, 2021, or for the same period in 2020.

Cost of Revenues

The Company had no cost of revenues for the three months ended July 31, 2021, or for the same period in 2020.

Operating Expenses

Compensation was $384,000 for the three months ended July 31, 2021, compared to $256,000 for the same period in 2020 and was increased due to the retaining of new personnel to develop the business of the Company.

Stock Compensation was $33,334 for the three months ended July 31, 2021, $ -0- for the same period in 2020.

Professional Fees were $30,793 for the three months ended July 31, 2021, as compared to $26,031 for the same period in 2020 for SEC filings as professional fees for investor relations.

General and administrative expenses consisted primarily of marketing, product development and general expenses. For the three months ended July 31, 2021, general and administrative expenses were $16,020 as compared to $39,599 for the same period in 2020.

Gain of derivative valuation was $72,353 in the quarter ended July 31,2021 and $ -0- for the same period in the previous year.

Interest expense was $45,251 in the quarter ended July 31, 2021, and $600 for the same period in the previous year.

Net Income (Loss)

The Company had net loss of $437,045 for the three months ended July 31, 2021, as compared to a net loss of $322,320 for the three months ended July 31, 2020.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

As of July 31, 2021, the Company had total current assets of $14,174. Current assets consisted primarily of cash and prepaid expenses. As July 31, 2021, the Company had total current liabilities of $2,155,760 compared to $1,786,638 as of April 30, 2021. Current liabilities consisted primarily of accounts payable accrued liabilities and accrued compensation.

We had negative working capital of $2,141,586 as of July 31, 2021.

Cash flow from Operating Activities

During the three months ended July 31, 2021, cash used in operating activities was $62,254 compared to $97,254 for the ended July 31, 2020. The increase in the amounts of cash used in operating activities was due to the increase in operations and personnel.

Cash flow from Financing Activities

For the three months ended July 31, 2021, cash provided by financing activities was $65,000 compared to $100,000 provided for the same period ended July 31, 2020.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $10,280,915. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Off Balance Sheet Arrangements

We have not entered any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended July 31, 2021.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended July 31, 2021, Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

There were 55,000 shares issued through the use of its Regulation Tier 2 offering at $1.00 per share and 10,000 restricted shares issued for cash received of $10,000 in the quarter ended July 31, 2021.

Subsequent Issuances:

The Company issued 1,257,251 share of S-8 registered shares 1,257,246 restricted common shares valued at $0.75 per share for amounts due for employment and consulting services and other payable effective September 30, 2021.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIOQUEST CORP, INC.

BioQuest Corp.

/s/ Thomas Hemingway	April 29, 2022
Thomas Hemingway, CEO, Principal Executive Officer, Director	Date

/s/ Michael Krall	April 29, 2022
Michael Krall, President, Director	Date

/s/ David Noyes	April 29, 2022
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	April 29, 2022,
Jeffery Donnell, Director	Date

/s/ Robert Orbach	April 29, 2022
Robert Orbach, Director	Date

