Form 10-Q
period 2021-10-31
Bioquest Corp
filed 2022-05-16
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2022
Common Stock, $0.001	11,395,230

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioquest Corp.

Condensed Balance Sheets

(Unaudited)

	Unaudited
	October 31, 2021	April 30, 2021

Assets
Current Assets
Cash	$818	$260
Prepaid Expenses	6,038	16,837
Total Current Assets	6,856	17,097

Total Assets	$6,856	$17,097

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$277,566	$174,916
Accrued Compensation	-	1,371,750
Due to Officers Shareholders	-	21,235
Accrued Interest	10,131	5,981
Convertible Notes Payable	40,000	40,000
Notes Payable, Net of Discount of $ -0- and $ 24,098	58,300	34,202
Derivative Liability	64,510	138,555
Total Current Liabilities	450,507	1,786,638

Total Liabilities	450,507	1,786,638

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized; 11,310,230 and 8,730,733 Issued and Outstanding on October 31, 2021, and April 30, 2021, Respectively	11,310	8,731
Additional-Paid-in-Capital	10,013,892	8,065,598
Accumulated Deficit	(10,468,854)	(9,843,870)
Total Stockholders’ Deficit	(443,652)	(1,769,541)
Total Liabilities and Stockholders’ Deficit	$6,856	$17,097

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020

Revenues	$-	$-	$-	$-

Operating Expenses
Compensation	83,570	384,000	467,570	640,000
Stock Compensation Expense	16,666	150,000	50,000	150,000
Professional Fees	41,115	79,812	71,909	105,843
General and Administrative Expenses	35,282	15,361	51,302	54,960
Total Operating Expenses	176,633	629,173	640,781	950,803
Operating Loss	(176,633)	(629,173)	(640,781)	(950,803)
Gain on Derivative Liability	(1,692)	-	(74,045)
Interest Expense	12,998	1,108	58,248	1,708
Net Loss	$(187,939)	$(630,281)	$(624,984)	$(952,511)

Basic and Fully Dilutive Loss per Share	$(0.02)	$(0.08)	$(0.07)	$(0.12)

Weighted Average Common Shares - Basic and Fully Diluted	9,418,007	8,180,567	9,136,918	8,120,733

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three and Six Months Ended October 31, 2021, and 2020

(Unaudited)

	Common	Par Value	Stock	Additional Paid-In	Accumulated	Stockholders’
	Shares	$.001	Payable	Capital	Deficit	Deficit

Balance April 30, 2021	8,730,733	8,731	$-	$8,065,598	$(9,843,870)	$(1,769,541)
Net Loss for the Three Months Ended July 31, 2021					(437,045)	(437,045)
Shares Issued for Cash	65,000	65	-	64,935		65,000
Balance July 31, 2021	8,795,733	8,796	-	8,130,533	(10,280,915)	(2,141,586)

Net Loss for the Three Months Ended October 31, 2021	-	-	-	-	(187,939)	(187,939)
Shares Issued for Settlement of accrued Compensation	2,514,497	2,514	-	1,883,359		1,885,873
Balance October 31, 2021	11,310,230	$11,310	$-	$10,013,892	$(10,468,854)	(443,652)

Balance April 30, 2020	8,044,233	$8,044	$50,000	$7,323,285	$(7,519,908)	$(138,579)
Net Loss for the Three Months Ended July 31, 2020	-	-	-	-	(322,230)	(322,230)
Shares Issued for Cash	50,000	50	-	99,950	-	100,000
Balance July 31, 2020	8,094,233	$8,094	$50,000	7,423,235	$(7,842,138)	$(360,809)

Shares Issued for Cash	10,000	10	-	19,990	-	20,000
Shares Issued for Stock Payable	70,000	70	(50,000)	49,930	-	-
Shares Issued for Employment and Consulting
Services	150,000	150	-	149,850	-	150,000
Shares Issued for Prepaid Marketing Services	9,000	9	-	17,991	-	18,000
Net Loss for the Three Months Ended October 31, 2020	-	-	-	-	(630,281)	(630,281)
Balance October 31, 2020	8,333,233	$8,333	$-	$7,660,996	$(8,472,419)	(803,090)

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	October 31, 2021	October 31, 2020

Cash Flows from Operating Activities
Net Loss	$(624,984)	$(952,511)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Gain on Derivative Liability	(74,045)
Amortization of Debt Discount and Original Issue Discount	24,098	208
Changes in Operating Assets and Liabilities
Prepaid Expenses	10,800	1,800
Increase in Accounts Payable	102,651	655,407
Increase in Common Stock for Accrued Compensation
and Due to Officers	492,888	-
Stock Based Compensation	-	150,000
Increase in Accrued Interest	4,150	-
Net Cash Used from Operating Activities	(64,442)	(145,096)

Cash from Investing Activities	-	-

Cash from Financing Activities
Sale of Common Stock for Cash	65,000	120,000
Issuance of Note Payable	-	25,000
Net Cash Provided by Financing Activities	65,000	145,000
Net Increase in Cash	558	(96)
Beginning Cash	260	166
Ending Cash	$818	$70

Supplemental Information
Non-Cash Items:
Shares Issued for Extinguishment of Accrued
Compensation and Accrued Liabilities	$1,885,873	$-

See Notes to Condensed Financial Statements

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2021

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

The accompanying interim condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended April 30, 2021 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at October 31, 2021 and statements of operations for the three and six months ended October 31, 2021 and 2020 and cash flows for the six months ended October 31, 2021 and 2020. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed financial statements. As of October 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended April 30, 2021, have not changed.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of October 31, 2021, cash equivalents amounted to $818.

Basic Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities including stock options and stock payable have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. The number of potentially dilutive shares were 217,166 shares as of October 31, 2021, and 110,000 shares on October 31, 2020.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2021

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

October 31, 2021

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of April 30, 2020, and October 31, 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of October 31,2021 of $10,468,854 and its liabilities exceeded its assets by $443,652. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company settled on September 30, 2021 all amounts of $1,885,873 due to executive officers and consultants from employment and consulting contracts and other accounts payables in exchange for 2,514,497 common stock of the Company. Of these shares 1,257,241 were issued under the Company’s S-8 Registration and 1,257,246 were issued as restricted shares under Rule 144. No amounts were due to officers and directors as of October 31, 2021. During the six months ended October 31, 2021 $467,570 was accrued for compensation and $25,388 was for amounts due to Officers,

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2021

(Unaudited)

NOTE 5 – NOTES PAYABLE

The Company issued notes payable in January and February 2020, with the amount of $40,000 due in two years from date of issuance, with interest at 6% and convertible in common shares at $1.00 per share. In addition, the Company recorded 50,000 shares payable as of April 30, 2020, and issued these shares in October 2020.

The Company issued a note payable in September 2020 due in one year in the amount of $27,500 including interest at 10%. The note is convertible at a 40% discount to market price after 90 days. The company recorded a note discount of $2,500. In November 2020 the Company issued an addition note payable due in one year (extended ninety days) to in the amount of $30,800 including interest at 10%. The note convertible at a 60% discount to market price. The Company recorded a note discount of $2,800. These notes were technically in default as of October 31,2021 and the Company recorded an accrued liability of $30,000 and recorded interest expense of $30,000 for the six months ended October 31, 2021

As of October 31,2021, and April 30,2021 these notes payable of $58,000 were reduced by notes discounts of $ -0- and $24,098 on the Condensed Balance Sheets. These two results resulted in derivative liability as described below:

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The term for the conversion of the notes is based upon the remaining term of the notes. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination. The Company recorded an increase in note discount of $37,294, derivative liability of $138,555. The Company recorded a Gain on the derivative liability of $74,045 for the six months ended October 31, 2021.

The following table for the derivative liability summarizes the inputs used for the Black-Scholes pricing model on the nine months ended October 31, 2021.

	Note 1	Note 2
Weighted average exercise price	$0.45,	$0.30
Risk free interest rate	.66%	.75%
Volatility	87.96%	93.45%
Expected term years	.001	.258
Dividend yield	None	None

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

As of April 30, 2020, the company had subscription agreements for 30,000 common shares to be issued from cash received of $30,000 and 40,000 shares for cash received from issuance of notes payable. These 70,000 shares were issued in the quarter ended October 31, 2020. In the quarter ended October 31, 2020, the Company also issued 150,000 shares to an officer and employee and 9,000 shares for prepaid marketing services of $18,000.

During the quarter ended July 31, 2021, the Company entered 65,000 shares of common stock for cash. In the quarter October 31, 2021, the Company issued 2,514,497 shares of common stock for settlement of all amounts owing to officers, directors, and consultants in the amount of $1,885,833 as of September 30, 2021.

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of October 31, 2021, and April 30, 2021, there were 11,310,230 and 8,730,733 and shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operations

Working Capital

	October 31, 2021	April 30, 2021
	$	$
Current assets	6,856	17,097
Current liabilities	450,507	1,786,868
Working capital deficit	(443,652)	(1.769,541)

Cash Flows

	Six Months	Year Ended
	October 31, 2021	April 30, 2021
Cash flows used in operating activities	$(64,442)	(193,206)
Cash flows provided by financing activities	65,000	193,000
Cash flows used in investing activities	-	-
Net increase (decrease) in cash during period	$558	$94

Three and six months ended October 2021 Compared to the three and six months ended October 31, 2020

Operating Revenue

The Company had no revenue for the three months and six months ended October 31, 2021, or for the same periods in 2020.

Cost of Revenues

The Company had no cost of revenues for the three and six months ended October 31, 2021 or for the same periods in 2020.

Operating Expenses

Compensation was $83,570 and $467,570 for the three months and six months ended October 31,2021 compared to $384,000 and 50,000 for the same periods in 2020.

Stock Compensation was $16,666 and $50,000 for the three and six months ended October 31, 2021 compared to $150,000 and 150,000$ for the same periods in 2020.

Professional Fees were $41,115 and $71,909 for the three and six months ended October 31,2021 as compared to $79,812 and $105,843 for the same periods in 2020 for SEC filings as professional fees for investor relations.

General and administrative expenses consisted primarily of marketing, product development and general expenses. For the three and six months ended October 31, 2021, general and administrative expenses were $35,282 and $51,302 as compared to $15,361 and 54,960 for the same periods in 2020.

Derivative Gain was $1,692 and $74,045 in the three and six months ended October 31,2021 and $-0- and $ -0- for the same periods in the previous year.

Interest expense was $12,998 and $58,426 in the three and six months ended October 31, 2021, and $1,108 and $1,708 for the same periods in the previous year.

Net Income (Loss)

The Company had net loss of $187,939 and $624,984 for the three months and six ended October 31,2021 as compared to a net loss of $630,281 and $952,511 for the same periods in the previous year, 2020.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

As of October 31, 2021, the Company had total current assets of $6,856. Current assets consisted primarily of cash and prepaid expenses. As of October 31, 2021, the Company had total current liabilities of $450,507 compared to $1,786,868 as of April 30, 2021. Current liabilities consisted primarily of accounts payable accrued liabilities and accrued compensation.

We had negative working capital of $443,652 as of October 31, 2021.

Cash flow from Operating Activities

During the six months ended October 31, 2021, cash used in operating activities was $64,442 compared to $145,096 for the six months ended October 31, 2020

Cash flow from Financing Activities

For the six months ended October 31, 2021, cash provided by financing activities was $ 65,000 compared to $ 145,096 provided for the same period ended October 31, 2020.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended October 31, 2021, Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyse and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended October 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

There were 1,257,251 S-8 registered shares issued and 1,256,246 shares issued of restricted common stock issued for settlement of $1,885,873 amounts due to officer, employees and consultants under employment and consulting contracts.

Subsequent Issuances:

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

BIOQUEST CORP, INC.

BioQuest Corp.

/s/ Thomas Hemingway	May 13, 2022
Thomas Hemingway, CEO, Principal Executive Officer, Director	Date

/s/ Michael Krall	May 13, 2022
Michael Krall, President, Director	Date

/s/ David Noyes	May 13, 2022
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	May 13, 2022
Jeffery Donnell, Director	Date

/s/ Robert Orbach	May 13, 2022
Robert Orbach, Director	Date

