Form 10-Q
period 2022-01-31
Bioquest Corp
filed 2022-05-27
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 27, 2022
Common Stock, $0.001	11,395,230

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioquest Corp.

Condensed Balance Sheets

(Unaudited)

	January 31, 2022	April 30, 2021

Assets
Current Assets
Cash	$116	$260
Prepaid Expenses	-	16,837
Total Current Assets	116	17,097

Total Assets	$116	$17,097

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$218,106	$174,915
Accrued Compensation	-	1,371,750
Due to Officers Shareholders	-	21,235
Accrued Interest	14,229	5,981
Convertible Notes Payable	40,000	40,000
Notes Payable, Net of Discount of $ -0- and $ 24,098	58,300	34,202
Derivative Liability	63,039	138,555
Total Current Liabilities	393,674	1,786,638

Total Liabilities	393,674	1,786,638

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized; 11,310,230 and 8,730,733 Issued and Outstanding at January 31, 2022 and April 30, 2021 Respectively	11,310	8,731
Additional-Paid-in-Capital	10,013,892	8,065,598
Accumulated Deficit	(10,418,760)	(9,843,870)
Total Stockholders’ Deficit	(393,558)	(1,769,541)
Total Liabilities and Stockholders’ Deficit	$116	$17,097

*Derived from Audited Information

See Notes to Unaudited Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Revenues	$-	$-	$-	$-

Operating Expenses
Compensation		384,000	467,570	1,024,000
Stock Compensation Expense	(50,000)	100,000	-	250,000
Professional Fees	2,695	36,683	74,602	142,526
General and Administrative Expenses	(5,416)	43,943	45,887	98,902
Total Operating Expenses	(52,721)	564,626	588,059	1,515,428
Operating Income (Loss)	52,721	(564,626)	(588,059)	(1,515,428)
Derivative Gain (Expense)	1,471	(85,775)	75,516	(85,775)
Interest Expense	(4,098)	(16,887)	(62,347)	(18,595)
Net Income (Loss)	$50,094	$(667,288)	$(574,890)	$(1,619,798)
				-
Basic Income (Loss) per Share	$0.004	$(0.080)	$(0.059)	$(0.198)
Full Dilutive Income (Loss) Per Share	$0.004	$(0.080)	$(0.059)	$(0.198)
Weighted Average Common Shares -Basic	11,310,230	8,345,733	9,788,912	8,181,833
Weighted Average Common Shares Fully Diluted	11,586,448	8,345,733	9,788,912	8,181,833

See Notes to Unaudited Condensed Financial Statements

Bioquest Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three, Six and Nine Months Ended January 31, 2022 and 2021

(Unaudited)

	Common	Par Value	Stock	Additional Paid-In	Accumulated	Stockholders’
	Shares	$.001	Payable	Capital	Deficit	Deficit

Balance April 30, 2021	8,730,733	8,731	$-	$8,065,598	$(9,843,870)	$(1,769,541)
Net Loss for the Three Months Ended July 31, 2021					(437,045)	(437,045)
Shares Issued for Cash	65,000	65	-	64,935		65,000
Balance July 31, 2021	8,795,733	8,796	-	8,130,533	(10,280,915)	(2,141,586)

Net Loss for the Three Months Ended October 31, 2021	-	-	-	-	(187,939)	(187,939)
Shares Issued for Settlement of accrued Compensation	2,514,497	2,514	-	1,883,359		1,885,873
Balance October 31, 2021	11,310,230	11,310	-	10,013,892	(10,468,854)	$(443,652)
Net Income for the Three Months Ended January 31, 2022	-				50,094	$50,094
Balance January 31, 2022	11,310,230	$11,310	$-	$10,013,892	$(10,418,760)	$(393,558)

Balance April 30, 2020	8,044,233	$8,044	$50,000	$7,323,285	$(7,519,908)	$(138,579)
Net Loss for the Three Months Ended July 31, 2020	-	-	-	-	(322,230)	(322,230)
Shares Issued for Cash	50,000	50	-	99,950	-	100,000
Balance July 31, 2020	8,094,233	$8,094	$50,000	7,423,235	$(7,842,138)	$(360,809)
Shares Issued for Cash	10,000	10	-	19,990	-	20,000
Shares Issued for Stock Payable	70,000	70	(50,000)	49,930	-	-
Shares Issued for Employment and Consulting Services	150,000	150	-	149,850	-	150,000
Shares Issued for Prepaid Marketing Services	9,000	9	-	17,991	-	18,000
Net Loss for the Three Months Ended October 31, 2020	-	-	-	-	(630,281)	(630,281)
Balance October 31, 2020	8,333,233	$8,333	$-	$7,660,996	(8,472,419)	(803,090)
Shares Issued for Cash	7,500	8	-	14,992	-	15,000
Shares Issued for Services	10,000	10	-	9,990	-	10,000
Net Loss for the Three Months Ended January 31, 2021	-	-	-	-	(667,288)	(667,288)
Balance January 31, 2021	8,350,733	$8,351	$-	$7,685,978	$(9,139,707)	$(1,445,378)

See Notes to Unaudited Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	January 31, 2022	January 31, 2021

Cash Flows from Operating Activities
Net Loss	$(574,890)	$(1,619,798)
Adjustments to reconcile net loss to net cash used in operating activities
Loss (Gain) on Derivative Liability	(75,516)	85,775
Amortization of Debt Discount and Original Issue Discount	24,098	15,582
Stock Based Compensation	-	150,000
Changes in Operating Assets and Liabilities
Prepaid Expenses	16,837	7,200
Increase in Accounts Payable and Accrued Liabilities	43,191	255,385
Increase in Accrued Interest	8,248	-
Increase in Accrued Compensation	492,888	917,750
Net Cash Used from Operating Activities	(65,144)	(188,106)
Cash from Investing Activities	-	-
Cash from Financing Activities
Sale of Common Stock for Cash	65,000	135,000
Stock Issued for Professional Services		-
Issuance of Note Payable		53,000
Net Cash Provided by Financing Activities	65,000	188,000
Net Decrease in Cash	(144)	(106)
Beginning Cash	260	166
Ending Cash	$116	$60

Supplemental Information
Non-Cash Items:
Shares issued for Extinguishment of Accrued Compensation and Accrued Liabilities	$1,885,873	$-

See Notes to Unaudited Condensed Financial Statements

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2022

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

The accompanying interim condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States under the condensing rules contained within Article 10 of Regulation S-X for interim periods. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended April 30, 2021 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at January 31, 2022 and statements of operations for the three and nine months ended January 31, 2022 and 2021 and cash flows for the cash flows nine months ended January 31, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed financial statements. As of January 31, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended April 30, 2021, have not changed.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of January 31, 2022, cash equivalents amounted to $116.

Basic Income Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings loss per share. Basic income loss per share is computed by dividing net income loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities for loss per share including stock options and stock payable have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. The number of potentially dilutive shares were 276,218 shares as of January 31, 2022, and 145,040 shares on January 31, 2021.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2022

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

January 31, 2022

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

As reflected in the accompanying financial statements, the Company had Cash of $116 and an accumulated stockholders’ deficit as of January 31,2021 of $393,558 and its liabilities exceeded its assets by $393,458. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company settled on September 30, 2021, all amounts of $1,885,873 due to executive officers and consultants from employment and consulting contracts and other accounts payables in exchange for 2,514,497 common stock of the Company. Of these shares 1,257,251 were issued under the Company’s S-8 Registration Statement and 1,257,246 were issued as restricted shares under Rule 144. No amounts were due to officers and directors as of January 31, 2022.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited)

NOTE 5 – NOTES PAYABLE

The Company issued convertible notes payable in January and February 2020, in the amount of $40,000 due in two years from date of issuance, with interest at 6% and convertible in common shares at $1.00 per share. In addition, the Company recorded 50,000 shares payable as of April 30, 2020, and issued these shares in October 2020. These notes payable were due as of January 31, 2022, and February 8, 2022. The company is in discussion with the note holders and these notes are not considered in default.

The Company issued a note payable on September 30, 2020, due in one year in the amount of $27,500 including interest at 10%. The note becomes convertible at a 40% discount to market price after 90 days. The company recorded a note discount of $2,500. On November 2, 2020, the Company issued an additional note payable due in one year (extended ninety days) to in the amount of $30,800 including interest at 10%. The note becomes convertible at a 60% discount to market price. The Company recorded a note discount of $2,800. As of January 31, 2021, these notes were in technical default and the Company accrued $30,000 as interest expense to provide for additional amounts owing in event of default as of January 31, 2022.

These notes contain contingent conversion features. The first feature triggers in the event that the Company has a qualified equity offering, as defined, in agreement. If triggered, this allows the holder to convert the principal and any unpaid and accrued interest at a price per share equal to the Discount Rate (as defined in the note agreement) multiplied by the price per share paid by the investors in the qualified financing. The second feature triggers in the event that the Company has an equity financing that does not qualify as a qualified financing. If triggered, this allows the holder to convert the principal and any unpaid and accrued interest into the equity financing security at a rate at the lower of the Discount Rate (as defined in the note agreement) multiplied by the price per share paid by the investors in the equity financing. The third feature triggers in the event that a Sale Event (as defined in the note agreements) occurs. If triggered, this allows the note holders to covert their outstanding principal and any unpaid and accrued interest into common stock of the Company at the Discount Rate (as defined in the note agreement) multiplied by proceeds per share payable in the Sales Event.

Upon maturity, the holders of the notes may elect to convert their unpaid principal and accrued interest into that number of common shares determined by multiplying the Discount Rate (as defined in the note agreement) by the 5 trading day average closing price of the Company’s common stock.

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The term for the conversion of the notes is based upon the remaining term of the notes. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination. The Company recorded an decrease in note discount of $24,098, and a decrease in the derivative liability of $75,516 and a gain of derivative expense of $75,516.

The following table for the derivative liability summarizes the inputs used for the Black-Scholes pricing model on the nine months ended January 31, 2022.

	Note 1	Note 2
Exercise price	$0.312,	$0.208
Risk free interest rate	0.107%	0.107%
Volatility	87.96%	93.45%
Expected term years	.001	.001
Dividend yield	None	None

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

During the quarter ended October 31, 2021, the Company issued 65,000 Reg A shares of common stock for $65,000. In the quarter ended October 31, 2021, the Company issued 2,514,497 shares of common stock for settlement of all amounts owing to officers, directors, and consultants in the amount of $1,885,833 as of September 30, 2021.

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of January 31, 2022, and April 30, 2021, there were 11,310,230 and 8,730,733 and shares issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be subject to proceedings, lawsuits, and other claims related to government agencies, operations, shareholders, and contracts. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after analysis of each matter. The required accrual, if any, may change in the future due to new developments in each matter or changes in settlement strategies. The Company does not believe that there are presently any such matters that will have a material adverse effect on its financial condition or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

Working Capital

	January 31, 2022	April 30, 2021
	$	$
Current assets	116	17,097
Current liabilities	393.674	1,786,638
Working capital deficit	(393,558)	(1.769,541)

Cash Flows

	Nine Months Ended	Nine Months Ended
	January 31, 2022	January 31, 2021
Cash flows used in operating activities	$(65,144)	(188,106)
Cash flows provided by financing activities	65,000	188,000
Cash flows used in investing activities	-	-
Net increase (decrease) in cash during period	$(144)	$(106)

Three and nine months ended January 31, 20221 Compared to the three and nine months ended January 31, 2021

Operating Revenue

The Company had no revenue for the three months and nine months ended January 31,2022 or for the same periods in 2021.

Cost of Revenues

The Company had no cost of revenues for the three and Nine months ended January 31, 2022, or for the same periods in 2021.

Operating Expenses

Compensation was $ -0- and $467,570 for the three months and nine months ended January 31, 2022, compared to $384,000 and $1,024,000 for the same periods in 2021.

Stock Compensation was ($50,000) and $-0- for the three and nine months ended January 31, 2022, compared to $100,000 and $250,000 for the same periods in 2021.

Professional Fees were $2,695 and $74,602 for the three and nine months ended January 31, 2022, as compared to $36.683 and $105,843 for the same periods in 2021and the decrease was limited activity in those periods. to

Stock Compensation for the three months ended January 31, 2022, due to a cancellation of a consulting contract by the Company was $a credit to expense of $50,000 for amounts accrued in previous periods as compared with $100,000 in the same period in the previous year. Stock Compensation for the nine months ended January 31, 2022, was $ -0- compared with $250,000 in the previous year

General and administrative expenses consisted primarily of marketing, product development and general expenses. For the three and nine months ended January 31, 2022, general and administrative expenses were ($5,415) and $45,887 as compared to $43,943 and $98,902 for the same periods in 2021. The difference was from reduced activity in the quarter ended January 31, 2022, and reductions in amounts previously accrued.

Derivative gain (expense) was $1,471 and $75,516 in the three and nine months ended January 31, 2022, and $-0- and ($85,775) for the same periods in the previous year.

Interest expense was $4,098 and $62,347 in the three and nine months ended January 31, 2022, and $16,887 and $18,595 for the same periods in the previous year.

Net Income (Loss)

The Company had net income (loss) $50,094 and ($574,890) for the three months and nine months ended January 31, 2022, as compared to a net loss of ($667,288) and ($1,619,798) for the same periods in the previous year.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

As of January 31, 2022, the Company had total current assets of $116. Current assets consisted primarily of cash As of January 31, 2022, the Company had total current liabilities of $393,674 compared to $1,786,868 as of April 30, 2021. Current liabilities consisted primarily of accounts payable and accrued liabilities.

We had negative working capital of $393,558 as of January 31, 2022.

Cash flow from Operating Activities

During the nine months ended January 31, 2022, cash used in operating activities was $65,144 compared to $188,106 for the same period in the preceding year.

Cash flow from Financing Activities

For the nine months ended January 31, 2022, cash provided by financing activities was $ 65,000 compared to

$ 188,000 provided for the same period ended in the preceding year

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determine that they were not effective.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months ended January 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended January 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

Subsequent Issuances:

None.

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

BIOQUEST CORP, INC.

BioQuest Corp.

/s/ Thomas Hemingway	May 27,2022
Thomas Hemingway, CEO, Principal Executive Officer, Director	Date

/s/ Michael Krall	May 27, 2022
Michael Krall, President, Director	Date

/s/ David Noyes	May 27, 2022
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	May 27, 2022
Jeffery Donnell, Director	Date

/s/ Robert Orbach	May 27, 2022
Robert Orbach, Director	Date

