Form 10-K
period 2022-04-30
Bioquest Corp
filed 2022-08-15
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended April 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

BioQuest Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-56260	80-8975853
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter for non-affiliates. $585,450 on April 30, 2022

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of July 31, 2022, was 11,485,230 shares of its $.001 par value common stock.

Documents incorporated by reference: None

BioQuest Corp.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations, or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future, and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Overview

The Company had previously intended to market, package, and distribute, Hemp-CBD based products. Our mission was to Create High End, Unique Content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets. In 2022, after the effects of Covid, the Company decided to change direction and acquire companies in the green energy sector

On June 23, 2022, the Company executed a Letter of Intent with the shareholders of Progressus Clean Technologies, Inc. (“Progressus”), whereby the Company shall acquire substantially all of the issued and outstanding shares of Progressus, a private company incorporated in Delaware.

Progressus is a venture stage green technology company focused on the development of novel hydrogen generation and separation technologies. Progressus owns the rights to exclusive intellectual property that can enable the extraction of dilute amounts of hydrogen at high purity from a variety of different gas streams – often called “syngas”. Utilizing its unique cell design, fabrication, and membrane technology, oxygen free electrolysis is possible at industry leading efficiencies with an improved safety profile.

Green power and green hydrogen often wasted and/or curtailed because it is produced at off-peak periods, too dilute, or in such small quantities that it can’t be extracted and used in a meaningful way. As such, it is often burned or deemed a contaminant. Governments, natural gas utilities, large industrials and the public are all calling for technological innovation and Progressus has a solution. Progressus has partnered with industry leading experts that have allowed accelerated technology development that is capable of addressing these problems.

Progressus, which is the Latin word for advancement, is very appropriate because the company has the goal to transform the way the world thinks about green energy. For homes, businesses, and industry alike, Progressus technology can assist with meeting the green energy demands of the future.

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

Our fiscal year end is April 30.

Employees

We have no active employees as all existing consulting contracts were put on hold at September 30, 2021. We anticipate we can reactivate some of these individuals or additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating needed staff. None of the employees is represented by a labor union for purposes of collective bargaining. The Company considers its relations with the employees to be good.

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

We May Continue to Lose Money, And If We Do Not Achieve Profitability, We May Not Be Able to Complete the pending Acquisition of Progressus Green Technologies.

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

Our independent registered public accounting firms have issued their reports, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the years ended April 30, 2022, and 2021. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. The fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our cash, on hand totaled approximately $33,540 at April 30, 2022. To date, we have relied primarily upon cash from the private sale of equity securities to generate the working capital needed to finance our operations.

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

As changes in the industries, we serve occur or macroeconomic conditions fluctuate we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We will also make investments in existing or new businesses, including investments in technology and expansion of our business plans. These investments may have short-term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 4570 Campus Drive, Suite 23, Newport Beach, CA 92660. The telephone number at our principal executive office is (714) 978-4425. This space is leased directly by the CEO of the Company who is reimbursed by Company. Our website is www.bioquestcorp.com, and our email address is business@bioquestcorp.com.

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

	Price Ranges
Fiscal Year Ended April 30, 2022	High	Low
First Quarter	$1.25	$0.75
Second Quarter	1.00	.65
Third Quarter	.75	.52
Fourth Quarter	.52	.52

Fiscal Year Ended April 30, 2021
First Quarter	$27.00	$22.00
Second Quarter	22.00	4.20
Third Quarter	5.50	.75
Fourth Quarter	1.95	.59

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone number (813) 344-4490, and email mt@globextransfer.com.

Record Holders

As of April 30, 2022, there were 11,310,230 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 200 holders of record and 1,350,8387 shares in the public float.

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

Equity Compensation Plans

The Company has registered its 2021 Equity Compensation Plan, with the SEC on June 29, 2021. The Plan authorizes up to 2,000,000 S-8 shares of company common stock to be issued to its officers, directors, consultants, and any other persons whom the Board of Directors wishes to incentivize to contribute to the Company. The Company had issued 1,392,251 shares under this plan as of July 22,2022 with 607,749 available for further issuance.

Warrants, Options and Convertible Securities

The Company issued multiple notes payable in the amount of $40,000 due in January and February 2022, with interest at 6% and convertible in common shares at $1.00 per share. The notes were in technical default at April 30, 2022. The Company extended these notes in July 2022 to September 30, 2022, for which the Company agreed to compensate the holders through the issuance of 40,000 shares of the Company’s common stock.

The Company issued a note payable in September 2020 due in one year in the amount of $27,500 including interest at 10%. The note is convertible at a 40% discount to market price after 90 days. The company recorded a note discount of $2,500. In November 2020 the Company issued an additional note payable due in one year in the amount of $30,800 including interest at 10%. The note is convertible at a 60% discount to market price. The Company recorded a note discount of $2,800.

In March 2022 the Company issued a note payable for $85,000 due on March 1, 2023, and which may be converted in 170,000 of the Company’s common stock.

Other than the aforementioned we do not have any outstanding warrants, options, or convertible securities.

Recent Sales of Unregistered Securities

During the year ended April 30, 2022, the Company issued 65,000 shares for $65,000 cash. The Company issued 2,514,497 on October 29, 2021, shares for settlement of amounts due to Officers and consultants. 1,257,251 were S-8 Registered shares and 1, 257,246 were unregistered. The Company issued 40,000 shares of unregistered shares for extension of notes payable on July 14, 2022.

In March 2022, the Company received proceeds of $85,000 in exchanged for the issuance of a convertible promissory note with a principal balance of $85.000. The convertible note bears interest at 8% per annum and matures on the 12-month anniversary from issuance. The note is convertible into at the option holder at $0.50 per share.

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

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future, and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

Results of Operations

Working Capital

	April 30, 2022	April 30, 2021
	$	$
Current assets	33,540	17,097
Current liabilities	466,530	1,786,638
Working capital deficit	(432,990)	(1,769,541)

Cash Flows

	Year Ended	Year Ended
	April 30, 2022	April 30, 2021
Cash flows used in operating activities	$(116,720)	$(193,206)
Cash flows provided by financing activities	150,000	193,300
Cash flows used in investing activities	-	-
Net increase (decrease) in cash during period	$33,280	$94

For the years ended April 30,2022 compared to the year ended April 30, 2021

Operating Revenue

The Company had no revenue for the years ended April 30,2022 and 2021.

Cost of Revenues

The Company had no cost of revenues for the years Ended April 30, 2022, and 2021

Operating Expenses

Compensation was $467,570 for the year ended April 30,2022 and $1,408,000 for the year ended April 30, 2021. In September 2021, the Company and its employees and contractors entered into a settlement agreement in which the Company agreed to issue shares of common stock in settlement of accrued compensation. As part of that settlement, the employees and contractors also agreed to end their compensation under their respective agreements until the board determined that the Company could pay for compensation incurred.

Stock Payable Compensation was $206,700 for the year ended April 30,2022 as compared with $530,000 for the year ended April 30,2021. The $206,700 incurred in the year ended April 30, 2022, represents compensation payable in common shares granted in the period but not issued in the period.

Professional Fees were $87,375 for the year ended April 30,2022 as compared with $152,162 for the year ended April 30,2021. The Company expects future professional fees to increase over 2022 levels as the Company works towards completion of potential acquisitions.

General and administrative expenses consisted primarily of marketing, product development and general expenses. These totaled $56,275 for the year ended April 30,2022 as compared to $110,387 for the year ended April 30, 2021. The Company expects future professional fees to increase over 2022 levels as the Company works towards completion of potential acquisitions.

Derivative gain was $75,516 for the year ended April 30,2022 compared to derivative expense of $85,775 for the year ended April30,2021. Changes in gains or losses will primarily be dependent upon changes in the underlying price of shares of our common stock traded on the OTC Markets bulletin board.

Interest expense was $78,618 for the year ended April 30,2022 compared to $37,638 for the year ended April 30, 2021,

Net (Loss)

The Company had a net loss of $821,022 for the year ended April 30,2022 as compared to a net loss of $2,323,962 for the year ended April 30,2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

As of April 30,2022, the Company had total current assets of $33,540 consisting of cash. As of April 30, 2022 the Company had total current liabilities of $466,530. Current liabilities consisted primarily of accounts payable and accrued liabilities and amounts due from convertible notes outstanding. This resulted in a working capital deficit of $432,990 at April 30,2022

Cash used in Operating Activities

For the year ended April 30,2022 the Company used cash in operating activities of $116,720 compared to cash used of $193,206 for the year ended April 30, 2021

Cash flow from Financing Activities

For year ended April 30,2022 cash provided by financing activities was $ 150,000 compared to $193,300 for the year provided for the same period ended April 30, 2021.

Subsequent Events

On June 23, 2022, the Company executed a Letter of Intent with the shareholders of Progressus Clean Technologies, Inc. (“Progressus”).whereby the Company shall acquire all of the issued and outstanding shares of Progressus, a private company incorporated in Delaware.

Progressus is a venture stage green technology company focused on the development of novel hydrogen generation and separation technologies. Progressus owns the exclusive rights and intellectual property pertaining to the Advanced Electrolyzer System for the production of hydrogen from dilute syngas.

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

Item 8. Financial Statements and Supplemental Data

BioQuest Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and

Stockholders of Bioquest Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bioquest Corp., (the “Company”) as of April 30, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Opinion - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered net losses from operations from inception, has a working capital deficit of approximately $433,000 and has an accumulated deficit of approximately $10,665,000 as of April 30, 2022 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. We believe that our audits provide a reasonable basis for our opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

Critical Audit Matter Description

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management’s plans for addressing going concern matter are described in Note 3.

Critical Audit Matter Determination

As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations, a working capital deficit and has an accumulated deficit of approximately $10.7 million which raises substantial doubt about its ability to continue as a going concern.

How We Addressed the Matter in Our Audit

Our audit procedures included:

-	Identifying the conditions and events noted above that, when considered in the aggregate, indicate there is substantial doubt about the Company’s ability to continue as a going concern

-	Evaluating management’s plans in connection with their intent to raise additional debt financing

-	The potential business development to overcome the presumption of a going concern

Reviewing and evaluating the financial statement presentation and disclosure regarding the substantial doubt about the ability of the Company to continue as a going concern.

Embedded Conversion Feature

Critical Audit Matter Description

The Company has numerous notes payable from prior years with conversions rates that are determined by the closing bid price based on averages over a given number of trading days based on the volume weighted average trading price preceding the conversion date. This and other factors require the embedded conversion feature to be bifurcated and the fair value of the feature to be remeasured at each reporting period. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related conversions features, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model.

Critical Audit Matter Determination

The embedded conversion features and resulting derivative liability is a highly complex area of accounting with significant impact on the liabilities, additional paid in capital and statement of operations of the Company. It takes a high degree of training to understand and recognize the accounting implications of the conversion features and to understand the assumptions and impact of the specific assumptions on the valuation model used in the calculation of the derivative liability.

Critical Audit Matter Audit Procedures

Our audit procedures related to evaluating the Company’s accounting for the convertible note payables with embedded conversion feature, were as follows:

-	We read the various instruments, identified the embedded conversion feature, confirmed the amount of the outstanding debt, and recalculated the accrued interest.

-	We reviewed the assumptions used to calculate the derivative liabilities at the balance sheet date and the related accounting entries.

-	We performed independent calculations on a test basis of specific derivatives to evaluate the model used in calculating the derivatives at various measurement dates.

Critical Audit Matter Relevant Financial Statement Disclosures

-	We read the Company’s disclosures related to the derivative liabilities and changes during the year as a result of mark to market to ensure the changes were properly accounted for and fully disclosed in the financial statements.

/s/ L J Soldinger Associates, LLC

Deer Park Illinois

August 12, 2022

We have served as the Company’s auditor since 2022

PCAOB ID: 318

Haynie & Company
Certified Public Accountants
& Management Consultants

1785 West 2320 South
Salt Lake City, UT 84119
801-972-4800
801-972-8941
www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

Haynie & Company

Haynie & Company
Salt Lake City, Utah
August 12, 2021
PCAOB ID: 457
We began serving as the Company's auditor in 2020. In 2022, we became the predecessor auditor.

PrimeGlobal
An Association of
Independent Accounting Firms

An independently owned member
RSM US Alliance
RSM

Bioquest Corp.

Balance Sheets

	April 30, 2022	April 30, 2021

Assets
Current Assets
Cash	$33,540	$260
Prepaid Expenses	-	16,837
Total Current Assets	33,540	17,097

Total Assets	$33,540	$17,097

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$181,591	$174,915
Accrued Compensation	-	1,371,750
Due to Officers Shareholders	23,100	21,235
Accrued Interest	15,500	5,981
Convertible Notes Payable Net of Discount of $-0- and 24,098	183,300	74,202
Derivative Liability	63,039	138,555
Total Current Liabilities	466,530	1,786,638

Total Liabilities	466,530	1,786,638

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized; 11,310,230 and 8,730,733 Issued and Outstanding at April 30, 2022 and 2021 respectively	11,310	8,731
Stock Payable	206,700	-
Additional-Paid-in-Capital	10,013,892	8,065,598
Accumulated Deficit	(10,664,892)	(9,843,870)
Total Stockholders’ Deficit	(432,990)	(1,769,541)
Total Liabilities and Stockholders’ Deficit	$33,540	$17,097

The accompanying notes are an integral part of these financial statements.

Bioquest Corp.

Statement of Operations

	For the Year Ended	For the Year Ended
	April 30, 2022	April 30, 2021

Revenues	$-	$-

Operating Expenses
Compensation	467,570	1,408,000
Stock Compensation Expense	206,700	530,000
Professional Fees	87,375	152,162
General and Administrative Expenses	56,275	110,387
Total Operating Expenses	817,920	2,200,549
Operating Loss	(817,920)	(2,200,549)
Derivative Gain (Expense)	75,516	(85,775)
Interest Expense	(78,618)	(37,638)
Net Loss	$(821,022)	$(2,323,962)

Basic and Fully Dilutive Loss per Share	$(0.08)	$(0.28)

Weighted Average Common Shares - Basic and Fully Diluted	10,139,985	8,283,502

The accompanying notes are an integral part of these financial statements.

Bioquest Corp.

Statement of Changes in Stockholders’ Deficit

For the Years Ended April 30, 2021 and 2022

	Common Shares	Par Value $.001	Stock Payable	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance April 30, 2020	8,044,233	8,044	50,000	7,323,285	(7,519,908)	(138,579)

Stock Issued For Cash	67,500	68	-	134,932	-	135,000
Shares Issued for Stock Payable	70,000	70	(50,000)	49,930	-	-
Shares Issued for Employment and Consulting Services	540,000	540	-	539,460	-	540,000
Shares Issued for Prepaid Marketing Services	9,000	9	-	17,991	-	18,000
Net Loss for the Year Ended April 30, 2021	-	-	-	-	(2,323,962)	(2,323,962)
Balance April 30, 2021	8,730,733	$8,731	$-	$8,065,598	$(9,843,870)	$(1,769,541)

Shares Issued for Cash	65,000	65		64,935	-	65,000
Shares Issued for Settlement of Accrued Compensation	2,514,497	2,514	-	1,883,359	-	1,885,873
Stock Payable	-	-	206,700	-	-	206,700
Net Loss for the Year Ended April 30, 2022	-	-	-	-	(821,022)	(821,022)
Balance April 30, 2022	11,310,230	$11,310	$206,700	$10,013,892	$(10,664,892)	$(432,990)

The accompanying notes are an integral part of these financial statements.

Bioquest Corp.

Statements of Cash Flows

	For The Year Ended	For The Year Ended
	April 30, 2022	April 30, 2021
Cash Flows from Operating Activities
Net Loss	$(821,022)	$(2,323,962)
Adjustments to reconcile net loss to net cash used in operating activities.
Stock Based Compensation	206,700	530,000
Amortization of Debt Discount	24,098	27,245
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable and Accrued Liabilities	6,676	156,585
Increase in Accrued Compensation	492,888	1,301,750
Increase Due to Officers Shareholders for Expenses Paid	23,100	11,645
Increase in Accrued Interest	9,519	5,156
Decrease in Prepaid Expenses	16,837	12,600
Derivative (Gain) Expense	(75,516)	85,775
Net Cash Used From Operating Activities	(116,720)	(193,206)

Cash Flows from Investing Activities	-	-

Cash from Financing Activities
Sale of Common Stock for Cash	65,000	135,000
Stock Subscriptions Payable for Cash		-
Issuance of Notes Payable	85,000	58,300
Net Cash Provided in Financing Activities	150,000	193,300
Net Increase in Cash	33,280	94
Beginning Cash	260	166
Ending Cash	$33,540	$260

Supplemental Information
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	-	-
Non-Cash Items:
Non-Cash Interest	$78,816	$-
Shares issued for Extinguishment of Accrued Compensation and Accrued Liabilities	$1,885,873	$-

The accompanying notes are an integral part of these financial statements.

BIOQUEST CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended April 30,2022 and 2021

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

The Company had previously intended to market, package, and distribute, Hemp-CBD based products. Our mission was to Create High End, Unique Content and aggregate all relevant CBD content in the Nutraceutical and Pharmaceutical markets. In 2022, after the effects of Covid, the Company decided to change direction and acquire companies in the green energy sector. The Company has executed a letter of intent on June 23,2022 to acquire its first energy company. (See Subsequent Events Note 8).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates include the fair value of our common shares. Actual results could differ from those estimates.

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

Basic Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities including stock options and stock payable have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. As of April 30,2022, and 2021 the Company had 308,141 and 129,333 shares of common stock issuable upon the conversion of convertible shares not included in earnings per share as they would be antidilutive.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At April 30, 2022, and 2021, cash equivalents amounted to $ 33,540 and $260.

Revenue Recognition

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of April 30, 2022, and 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a Stockholders’ Deficit at April 30, 2022, of $432,990 as its liabilities exceeded its assets. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The Company has executed a letter of intent to acquire a green hydrogen energy company, but has limited resources, no source of operating cash flow and no assurance that sufficient funding will be available. Management will be required to raise funds through a combination of equity and/or debt financing for the further development of its hydrogen technology business. The success of these plans will depend upon the ability of the Company to generate cash flows from equity and/or debt financing. These conditions indicate the existence of material uncertainties which may cast significant doubt on the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2021, there were $1,258,250 in accrued compensations due to officers and shareholders and $21,235 due to officers and shareholders for expense reimbursements.

The Company settled on September 30, 2021, all amounts of $1,885,873 due to executive officers and consultants from employment and consulting contracts and other accounts payables in exchange for 2,514,497 common stock of the Company. Of these shares 1,257,251 were issued under the Company’s S-8 Registration Statement and 1,257,246 were issued as restricted shares under Rule 144. The Company owed $23,100 to Officers as of April 30,2022.

The Company does not current lease any space. The Company has agreed to reimburse certain officers for office and warehouse space leased by them to their party landlords to be used in the business. In the year ended April 30, 2022, the Company reimbursed certain officers a total of $56,100 for rent and related costs and reimbursed approximately $1,400 in other costs.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The Company issued multiple convertible notes payable in January and February 2020 in the amount of $40,000 due in two years from date of issuance, with interest at 6% and convertible into common shares at $1.00 per share adjustable in certain circumstances, as defined in the debt agreements. These notes were in technical default as of April 30, 2022. On July 14,2022 the Company extended the due dates of these notes to September 30, 2022, in consideration for the issuance of 40,000 shares of unregistered shares of common stock.

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

Upon maturity, the holders of the notes may elect to convert their unpaid principal and accrued interest into that number of common shares determined by multiplying the Discount Rate (as defined in the note agreement) by the 5-trading day average closing price of the Company’s common stock.

The Company issued a convertible note payable in September 2020 due in one year in the amount of $27,500 including interest at 10% per annum. The note is convertible at a 40% discount to the 20-day volume weighted average trading price of the Company’s common stock, after 90 days from issuance. In the event of default, the conversion discount increases to 50% of the 20-day volume weighted average trading price. In November 2020 the Company issued an additional note payable to the same investor due in one year in the amount of $30,800 with interest at 10% per annum. The note is convertible at a 60% discount to the 20-day volume weighted average trading price of the Company’s common stock. The Company extended the due date to February 2, 2022, and issued 10,000 shares (postponement shares) for this extension in the year ended April 30, 2021. In the year ended April 30, 2022, the Company recorded a penalty payable at non-payment upon maturity for the two notes above $58,300 in the amount of $30,000 which is included in accounts payable and accrued expense as of April 30, 2022. As of April 30, 2022, these notes were in default.

In the year ended April 30, 2022, the Company recorded a penalty payable at non-payment upon maturity for the two notes above totaling $58,300 in the amount of $30,000 which is included in accounts payable and accrued expense as of April 30, 2022. As of April 30, 2022, these notes were in default.

In March 2022, the Company received gross proceeds of $85,000 and issued a convertible promissory note in the amount of $85,000, which matures 12 months from issuance. The convertible note bears interest at the rate of 8% per annum. The conversion rate of the note is $0.50 with standard antidilution provisions. The Company may prepay the convertible note at any time without penalty. At issuance, the Company determined that the beneficial conversion feature was immaterial

In March 2022, the Company received gross proceeds of $85,000 and issued a convertible promissory note in the amount of $85,000, which matures 12 months from issuance. The convertible note bears interest at the rate of 8% per annum. The conversion rate of the note is $0.50 with standard antidilution provisions. The Company may prepay the convertible note at any time without penalty. At issuance, the Company determined that the beneficial conversion feature was immaterial.

For the April 30, 2021 convertible notes, the Company has determined that the conversion features require bifurcation as derivatives. The Company has calculated the value of the derivative, a level 3 liability as follows:

the expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The term for the conversion of the notes is based upon the remaining term of the notes. The risk-free interest rate for periods within the contractual life is based on the yield derived from auctions of comparable periods of constant maturity U.S. Treasury securities. Circumstances may change, and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination. In the year ended April 30, 2022, the Company amortized the remaining debt discount from its 2 year maturity 2020 notes of $24,098. In the year ended April 30, 2022, the Company recorded a derivative liability of $63,039, a gain of derivative income of $75,516 from the liability recorded as of April 30, 2021, of $138,555.

The following table for the derivative liability summarizes the inputs used for the Black-Scholes pricing model on the nine months ended April 30, 2022.

	Note 1	Note 2
Exercise price	$ 0.312,	$0.208
Risk free interest rate	0.107%	0.107%
Volatility	87.96%	93.45%
Expected term years	.001	.001
Dividend yield	None	None

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

During the year ended April 30,2021 the Company issued 67,500 shares for $135,000 cash, 70,000 shares for stock payable, 540,000 shares for $540,000 of employment and consulting services and 9,000 shares for $18,000 on marketing services.

During the year ended April 30, 2022, the Company issued 65,000 shares of common stock for $65,000 cash in a Reg A offering. In June 2021, the Company issued 400,000 shares of common stock and then in the quarter ended October 31, 2021, the Company issued a further 2,114,497 shares of common stock for settlement of all accrued compensation amounts owing to officers, directors, and consultants in the amount of $1,885,833. The company recorded $206,700 stock payable for stock compensation expense for 285,000 shares of common stock issuable to consultants as of April 30, 2022 (See Note 8).

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2022, and April 30, 2021, there were 11,310,230 and 8,730,733 and shares issued and outstanding.

NOTE 7-INCOME TAXES

The components of the provision for income taxes are as follows:

The benefit of income taxes for the years ended April 30, 2022 and 2021 are as follows:

	For the Years Ended April 30,
	2022	2021
U.S. Federal
Current	$-	$-
Deferred	35,000	78,000
State and local
Current	-	-
Deferred	11,000
Valuation allowance	(46,000)	(78,000)
Income tax benefit	$-	$-

A reconciliation of the statutory federal rate to the Company’s effective tax rate is as follows:

	April 30,
	2022	2021
Federal rate	172,000	488,000
State income taxes, net of federal benefit	56,000	-
Common stock issued and issuable for services	(196,000)	(386,000)
Change in fair value of derivative	21,000	(18,000)
Amortization of debt discount	(7,000)	(6,000)
Change in valuation allowance	(46,000)	(78,000)
Other
Income tax benefit	-	-

The components of our deferred tax assets are as follows:

	April 30,
	2022	2021
Deferred tax assets:
Net operating losses	$201,000		$155,000
Other	-		-
Total deferred tax assets	201,000		155,000
Less: Valuation allowance	(201,000)		(155,000)
Net deferred tax assets	$-	$

Total deferred tax liabilities	$-		$-

Net deferred tax liabilities	$-		$-

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. At April 30, 2022 and 2021, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more likely than not threshold therefore, net deferred tax assets have been offset by a valuation allowance.

As of April 30, 2022, the Company had NOL carryforwards for federal and state purposes of approximately $937,000.

NOTE 8– SUBSEQUENT EVENTS

The Company issued 135,000 common shares of S-8 Registered Stock on July 14, 2022, in satisfaction of part of the Stock Payable earned in the year ended April 30,2022. The Company also issued on July 14, 2022, 40,000 shares of its unregistered common shares to extend $40,000 of notes payable.

On June 23, 2022, the Company executed a non-binding Letter of Intent with the shareholders of Progressus Clean Technologies, Inc. (“Progressus”), whereby the Company shall acquire all of the issued and outstanding shares of Progressus, a private company incorporated in Delaware in exchange for the Company issuing 90,000,000 shares of its common stock to the shareholders of Progressus. Should the acquisition become effective, the shareholders of Progressus will control the Company.

Progressus is a venture stage green technology company focused on the development of novel hydrogen generation and separation technologies. Progressus owns the exclusive rights and intellectual property pertaining to the Advanced Electrolyzer System for the production of hydrogen from dilute syngas.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were inadequate segregation of duties consistent with control objectives, and lack of an audit committee and limited expertise with complex debt and equity transactions These material weaknesses were identified by our Chief Financial Officer in connection with the above annual evaluation.

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

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended April 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Director and Executive

Directors and Executive Officers

The following table sets forth information regarding our executive officers, directors, and significant employees. On September 30, 2021, all office directors and employees entered into settlement agreements for all amounts owing as of that date for all accrued compensation, benefits and other amounts owing totaling $1,885,873. The Company issued 1,257,251 common shares of S-8 registered shares and 1,267,246 unregistered to the all the individuals for forgiveness of all amounts owed. All contracts were placed on an “hold status” until all individuals and the Board of Directors reactivate the contracts. No amounts for compensation or benefits will accrue this period.

As of April 30, 2022, BioQuest Corp. had seven-full-time employees, and no part-time employees. The directors and executive officers of the Company as of April 30, 2022, are as follows:

Name	Position	Age	Date of Appointment	Approx. Hours Per Week
Thomas Hemingway	CEO and Director	65	October 10, 2019
Michael Krall	President, COO and Director	70	October 10, 2019	40
Robert Orbach	Director	67	October 10, 2019	10
David Noyes	CFO	79	October 10, 2019	40
Jeffery Donnell	EVP Operations EVP Operations and Director	70	October 10, 2019	40
Pam A. Daily	Marketing Officer	71	June 1, 2020	40

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

Michael Krall, Age 70: President, COO and Board Member of BioQuest Corporation since October 2019 to current. Mr. Krall was the founder of PURE Bioscience, Inc. where he held the positions of President, CEO and Chairman of the Board from 1998 to 2014. From 2015 to present, Mr. Krall has advised companies on biotech products and processes. Additionally, he is an inventor and co-inventor of dozens of domestic and international patented biotech products. Mr. Krall brings a wealth of knowledge of the biotech, manufacturing, and securities industries, including his leadership ability, dedication and commitment to excellence make him well suited to this highly regulated industry.

Jeffery Donnell, Age 70: CBDO (Chief Business Development Officer, Board Member) since October 2019 Mr. Donnell has served in senior level positions for private and public companies over the past 40 years including COO of Enviroguard Sciences, LLC, (2003 to 2007) a distribution company for bio-chemical products throughout the United States. Executive Vice President of Business Development for Pure Bioscience, (2007 to 2013) a public company responsible for the production and distribution of biochemical products nationally and internationally. From 2015 to current Mr. Donnell has been providing advisory services to companies on a part-time basis. He has established and expanded business relations with Fortune 500 companies including Cardinal Health, CareFusion and Brenntag.

David Noyes, Age 79: CFO - recently, Fort Worth based EnviroSolar Power, a green energy solutions provider to the home energy marketplace since March 2014. Previously, he was CFO for KOR Company, Inc. a commercial fire and security company from November 2012 until March 2014. He is Managing Director of Monarch Capital Resources, Inc., a business-consulting firm. He is co-founder and EVP for Tech Energy Services, Inc. a green energy technology firm. He has been CFO of five publicly traded companies, most recently NextPhase Wireless, Inc. from February 2007 through March 2008; Oxford Media, Inc. from August 2004 through February 2007; Local.com from January 2001 through January 2003 and Mergence Corporation from September 1999 through November 2000. He was Chief Executive Officer and Chief Financial Officer and Director of Ortho Mattress from 1996 through 1997; President, Chief Financial Officer and Director of California Software Products, Inc. in 1996 and Director and Chief Financial Officer of Griswold Industries in 1994 and 1995. Previously he was President, Director and Chief Executive Officer of Structural Coatings, Inc. and Executive Vice President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of General Power Systems, Power Paragon and Scientific Drilling International. He was a senior Manager with Ernst and Young, is a Certified Public Accountant and has an MBA from the Anderson School of Management at UCLA. He has served on several Boards of Directors and has extensive SEC experience and has raised in excess of $500 million.

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

Robert Orbach, Age 67: Director, BioQuest Corporation, since October 2019, is a seasoned, accomplished entrepreneur with talent for recognizing emerging trends since 1992 and a proven track record for building strategic partnerships. Mr. Orbach has been providing advisory services on a part time basis to companies from 2015 to present. Bobby has over 30 years’ experience in retail, finance, IP and building emerging technology companies. Mr. Orbach was one of the founders of 47th Street Computers and electronics, a large retailer in the late 80’s and 90’s. He advised countless technology companies and managed successful business deals. Bobby has served as a director and board member of many public and private sector companies. Bobby has been a broker and advisor in the IP monetization business and has successfully sold and brokered over 60 technology patent portfolios. He was awarded Excellence and Quality service award from Intellectual Ventures in 2012. Throughout his career, Bobby has aligned his business interests with his personal values - nurturing human potential and promoting people relations as well as supporting philanthropic causes. Mr. Orbach is an advisor and on the board of several charities and non-profit community organizations.

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

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have four directors, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended April 30, 2022 and 2021.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive Officer paid by us during the years ended April 30, 2022, and 2021, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards Shares	Stock Awards	Options Awards $	Non-Equity Incentive Plan Compensation $	Non- Qualified Deferred Compensation Earnings $	Settlement Shares	Total $	Accrued Compensation $

Tom Hemingway	2022	-	-	-	-	-	-	-	654,981	-	-
CEO, Director	2021	36,000								36,000	308,500

Michael Krall	2022	-	-	-	-	-	-	-	681,867	-	-
President ,COO,Director	2021	32,500	-	-	-	-	-	-	-	32,500	317,500

Robert Orbach	2022	-	-	-	-	-	-	-	39,960	-	-
Director	2021	-	-	-	-	-	-	-	-	-	55,000

David Noyes	2022	-	-	-	-	-	-	-	451,223	-	-
CFO	2021	12,000								12,000	228,000

Jeffrey Donald	2022	-	-	-	-	-	-	-	351,333	-	-
EVP Operations	2021	-	-	-	-	-	-	-	-	-	175,000

Pam A. Daily	2022	-	-	-	-	-	-	-	220,000	-	-
	2021	10,000		200,000	200,000					210,000	145,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2022, of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 11,310,230 shares of the Company’s common stock outstanding on April 30, 2022

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Tom Hemingway, CEO & Director	3,639,981	32.2%
David Noyes, CFO	1,201,233	10.6%
Michael Krall, President, & Director	3,231,867	28.6%
Jeffery Donnell, Vice President, Director	1,151,333	10.2%
Robert Orbach, Director	539,960	4.8%
Pam Daily, Chief Marketing Officer	420,000	3.7%
All executive officers and directors as a group	10,184,374	90.0%
Total Outstanding	11,310,320	100%

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
2)	Based on 11,310,230 issued and outstanding shares of common stock as of April 30, 2022.

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

Related Party Transactions

As of April 30, 2021, there were $1,258,250 in accrued compensations due to officers and shareholders and $21,235 due to officers and shareholders for expense reimbursements.

The Company settled on September 30, 2021, all amounts of $1,885,873 due to executive officers and consultants from employment and consulting contracts and other accounts payables in exchange for 2,514,497 common stock of the Company. Of these shares 1,257,251 were issued under the Company’s S-8 Registration Statement and 1,257,246 were issued as restricted shares under Rule 144. The Company owed $23,100 to Officers Shareholders as of April 30,2022,

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

Item 14. Principal Accounting Fees and Services

On May 16, 2022, our Board of Directors voted to change our independent auditors, Haynie and Company, CPA. (“HC”), effective May 17, 2022.

HC audited the financial statements of the Company for the two years ended April 30 ,2021and 2020 respectively, and reviewed the two subsequent quarters July 30, 2021, and October 31, 2021. The report of HC on such financial statements, dated August 13, 2021. did contain a modification raising substantial doubt about the Registrant’s ability to continue as a going concern. HC’s reports did not contain any other adverse or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

For the past two fiscal years and subsequent interim periods though the date of termination, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Haynie and Company, CPA., would have caused them to make reference thereto in their report on the financial statements.

During the two most recent fiscal years and the interim period to the date of their resignation, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

On May 18th, 2022, L J Soldinger Associates, LLC (“LJS”), Certified Public Accountants of Deer Park, Illinois, were appointed by the Company to audit our financial statements for the year ended April 30, 2022. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted LJS regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered of the Company’s consolidated financial statements, nor has LJS provided to the Company a written report or oral advice regarding such principles or audit opinion.

All Other Fees

Fees	2022	2021
Audit Fees	$32,500	$54,117
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$32,500	$54,117

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

BIOQUEST CORP, INC.

BioQuest Corp.

/s/ Thomas Hemingway	August 12, 2022
Thomas Hemingway, CEO, Principal Executive Officer, Director

/s/ Michael Krall	August 12, 2022
Michael Krall, President, Director	Date

/s/ David Noyes	August 12, 2022
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	August 12, 2022
Jeffery Donnell, Director	Date

/s/ Robert Orbach	August 12, 2022
Robert Orbach, Director	Date

