Form 10-Q
period 2022-07-31
Bioquest Corp
filed 2022-09-12
CIK 1568628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-1568628

BIOQUEST CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-56260	80-0975853
(State or Other Jurisdiction of	Commission File No.	IRS Employer
Incorporation or Organization)		Identification Number

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

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2022
Common Stock, $0.001	11,485,320,230

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Bioquest Corp.

Condensed Balance Sheets

(Unaudited)

	July 31, 2022	April 30, 2022

Assets
Current Assets
Cash	$14,955	$33,540
Total Current Assets	14,955	33,540

Total Assets	$14,955	$33,540

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts Payable and Accrued Liabilities	$212,677	$181,591
Due to Officers Shareholders	23,100	23,100
Accrued Interest	19,258	15,500
Convertible Notes Payable	183,300	183,300
Derivative Liability	113,039	63,039
Total Current Liabilities	551,374	466,530

Total Liabilities	551,374	466,530

Commitments and Contingencies

Stockholders’ Deficit
Common Stock, $.001 Par Value 500,000,000 Authorized; 11,485,230 and 11,310,230 Issued and Outstanding at July 31,2022 and April 30, 2022 respectively	11,485	11,310
Stock Payable	112,450	206,700
Additional-Paid-in-Capital	10,127,967	10,013,892
Accumulated Deficit	(10,788,321)	(10,664,892)
Total Stockholders’ Deficit	(536,419)	(432,990)
Total Liabilities and Stockholders’ Deficit	$14,955	$33,540

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	July 31,2022	July 31,2021

Revenues	$-	$-

Operating Expenses
Compensation	-	384,000
Professional Fees	47,785	30,793
Stock Compensation Expense	-	33,334
General and Administrative Expenses	1,887	16,020
Total Operating Expenses	49,672	464,147
Operating Loss	(49,672)	(464,147)
Gain (Loss) Derivative Valuation	(50,000)	72,353
Interest Expense	(23,757)	(45,251)
Net Loss	$(123,429)	$(437,045)

Basic and Fully Dilutive Loss per Share	$(0.01)	$(0.05)

Weighted Average Common Shares - Basic and Fully Diluted	11,335,230	8,764,183

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statement of Changes in Stockholders’ Deficit

For the Three Months Ended July 31, 2022 and 2021

(Unaudited)

	Common	Par Value	Stock	Additional Paid-In	Accumulated	Stockholders’
	Shares	$.001	Payable	Capital	Deficit	Deficit
Balance April 30, 2022	11,310,230	$11,310	$206,700	$10,013,892	$(10,664,892)	$(432,990)
Net Loss for the Three Months Ended July 31, 2022	-	-	-	-	(123,429)	(123,429)
Stock Issued for Stock Payable	135,000	135	(94,250)	94,115	-
Stock issued for Extension of Notes Payable	40,000	40	-	19,960	-	20,000
Balance at July 31, 2022	11,485,230	$11,485	$112,450	10,127,967	(10,788,321)	$(536,419)

Balance April 30, 2021	$8,730,733	8,731	$-	$8,065,598	$(9,843,870)	$(1,769,541)
Net Loss for the Three Months Ended July 31, 2021	-	-	-	-	(437,045)	(437,045)
Shares Issued for Cash	65,000	65	-	64,935	-	65,000
Balance July 31, 2021	8,795,733	$8,796	$-	$8,130,533	$(10,280,915)	$(2,141,586)

See Notes to Condensed Financial Statements

Bioquest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2022	July 31, 2021

Cash Flows from Operating Activities
Net Loss	$(123,429)	$(437,045)
Adjustments to reconcile net loss to net cash used in operating activities.
Gain {Loss) on Derivative Liability	50,000	(72,353)
Interest Expense for Stock issued for Notes Extension	20,000	-
Amortization of Debt Discount and Original Issue Discount	-	13,175
Changes in Operating Assets and Liabilities
Prepaid Expenses	-	5,399
Increase (Decrease) in Accounts Payable and Accrued Liabilities	31,086	68,424
Increase in Accrued Compensation	-	376,000
Increase (Decrease) in Due to Officers Shareholders	-	(18,199)
Accrued Interest	3,758	2,075
Net Cash Used from Operating Activities	(18,585)	(62,524)

Cash Flows From Investing Activities	-	-

Cash from Financing Activities
Sale of Common Stock for Cash	-	65,000
Net Cash Provided in Financing Activities	-	65,000
Net Increase (Decrease) in Cash	(18,585)	2,476
Beginning Cash	33,540	260
Ending Cash	$14,955	$2,736

See Notes to Condensed Financial Statements

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 2022

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited financial statements and related notes for the years ended April 30, 2022, and 2021.

The accompanying interim condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules. In the opinion of management, the unaudited condensed financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended April 30, 2022 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at July 31, 2022 and statements of operations for the three months ended July 31, 2022 and 2021 and cash flows for the three months ended July 31, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year. The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed financial statements. As of July 31, 2022, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended April 30, 2021, have not changed. The amounts shown herein for the years ended April 30,2022 were derived from our audited financial statements for the years ended April 30,2022, which were filed on www.sec.gov on August 15, 2022.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of July 31, 2022, cash equivalents amounted to $14,955.

Basic Loss Per Share

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities including stock options and stock payable have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future. The number of potentially dilutive shares were 330,225 shares as of July 31, 2022, and 217,166 shares on July 31, 2021.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 2022

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

July 31, 2022

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of April 30, 2022, and July 31, 2022, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of July 31, 2022, of $10,788,321 and its liabilities exceeded its assets by $536,419 These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2022, $23,100 was due to Officers Shareholders for rent and other costs paid on behalf of the Company.

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 20212

(Unaudited)

NOTE 5 – NOTES PAYABLE

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

The Company issued a convertible note payable in September 2020 due in one year in the amount of $27,500 including interest at 10% per annum. The note is convertible at a 40% discount to the 20-day volume weighted average trading price of the Company’s common stock, after 90 days from issuance. In the event of default, the conversion discount increases to 50% of the 20-day volume weighted average trading price. In November 2020 the Company issued an additional note payable to the same investor due in one year in the amount of $30,800 with interest at 10% per annum. The note is convertible at a 60% discount to the 20-day volume weighted average trading price of the Company’s common stock. The Company extended the due date to February2,2022, and issued 10,000 shares (postponement shares) for this extension in the year ended April 30, 2021. In the year ended April 30, 2022, the Company recorded a penalty payable at non-payment upon maturity for the two notes above $58,300 in the amount of $45,000 which is included in accounts payable and accrued expense as of April 30, 2022, and July 31,2022. As of April 30, 2022, and July 31, 2022, these notes were in default.

In March 2022, the Company received gross proceeds of $85,000 and issued a convertible promissory note in the amount of $85,000, which matures 12 months from issuance. The convertible note bears interest at the rate of 8% per annum. The conversion rate of the note is $0.50 with standard antidilution provisions. The Company may prepay the convertible note at any time without penalty. At issuance, the Company determined that the beneficial conversion feature was immaterial

During the year ended April 30, 2022, convertible notes, the Company has determined that the conversion features require bifurcation as derivatives. The Company has calculated the value of the derivative, a level 3 liability as follows:

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

The following table for the derivative liability summarizes the inputs used for the Black-Scholes pricing model on the three months ended July 31,2022.

Notes
Exercise price	$0.36 - $0.54,
Risk free interest rate	2.2%
Volatility	1,000%
Expected term months	3
Dividend yield	None

BIOQUEST CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

July 31, 2022

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Capital Stock Issued

During the quarter ended July 31, 2021, the Company issued 65,000 shares of common stock for $65,000 cash.

During the quarter ended July 31,2022 the Company issued 40,000 shares of common stock for extension of the due date of notes payable of $40,000 and 135,000 shares of common stock issued in satisfaction of the stock payable.

Authorized Capital Stock Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of July 31, 2022, and April 30, 2022, there were 11,485,230 and 11,310,230 shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

On June 23, 2022, the Company executed a non-binding Letter of Intent with the shareholders of Progressus Clean Technologies, Inc. (“Progressus”), whereby the Company shall acquire all the issued and outstanding shares of Progressus, a private company incorporated in Delaware in exchange for the Company issuing 90,000,000 shares of its common stock to the shareholders of Progressus. Should the acquisition become effective, the shareholders of Progressus will control the Company.

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

Results of Operations

Working Capital

	July 31, 2022	April 30, 2022
	$	$
Current assets	14,955	33,540
Current liabilities	551,374	466,530
Working capital deficit	(536,419)	(432,990)

Cash Flows

	Three Months Ended	Three Months Ended
	July 31, 2022	July 31, 2021
Cash flows used in operating activities	(18,585)	(62,254)
Cash flows provided by financing activities	-	65,000
Cash flows used in investing activities	-	-
Net increase (decrease) in cash during period	$(18,585)	$2,746

Three Months Ended July 31, 2022, compared to the Three Months Ended July 31, 2021

Operating Revenue

The Company had no revenue for the three months ended July 31, 2022, and for the same period in 2021.

Cost of Revenues

The Company had no cost of revenues for the three months ended July 31, 2022, or for the same period in 2021.

Operating Expenses

Compensation was $ -0- for the three months ended July 31, 2022, compared to $384,000 for the same period in 2021. The decrease was due to the Company putting all consulting and employment contracts on hold as of September 30, 2021.

Stock Compensation was $-0- for the three months ended July 31, 2022, as compared with $ 33,334 for the same period in 2021.

Professional Fees were $47,785 for the three months ended July 31, 2022, as compared to $30,793 for the same period in 2021 for SEC filings and accounting services.

General and administrative expenses consisted primarily of marketing, product development and general expenses. For the three months ended July 31, 2022, general and administrative expenses were $1,887 as compared to $16,020 for the same period in 2021.

Gain (Loss) of derivative valuation was $(50,000) in the quarter ended July 31, 2022, and $72,353 for the same period in the previous year.

Interest expense was $23,757 for the three months ended July 31, 2022, and $45,251 for the same period in the previous year.

Net Income (Loss)

The Company had net loss $123,429 for the three months ended July 31, 2022, as compared with $437,045 for the three months ended July 31, 2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

As of July 31, 2022, the Company had total current assets of $14,955 consisted of cash. As July 31, 2022, the Company had total current liabilities of $551,374 compared to $466,530 as of April 30, 2022. Current liabilities consisted primarily of accounts payable accrued liabilities and notes payable.

We had negative working capital of $536,419 as of July 31, 2022.

Cash flow from Operating Activities

During the three months ended July 31, 2022, cash used in operating activities was $18,585 compared to $62,254 for the ended July 31, 2021.

Cash flow from Financing Activities

For the three months ended July 31, 2022, cash provided by financing activities was $ -0- as compares with $65,000 for the same period ended July 31, 2021.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $10,788,321. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts. The Company has executed a letter of intent to acquire a green hydrogen energy company, but has limited resources, no source of operating cash flow and no assurance that sufficient funding will be available. Management will be required to raise funds through a combination of equity and/or debt financing for the further development of its hydrogen technology business. The success of these plans will depend upon the ability of the Company to generate cash flows from equity and/or debt financing. These conditions indicate the existence of material uncertainties which may cast significant doubt on the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended July 31, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

There were 135,000 S-8 registered shares in the three months issued July 31, 2022, for stock payable due as of April 30, 2022. There were an additional issuance of 40,000 unregistered shares issued for extension of notes payable in the three months ended July 31, 2022.

Subsequent Issuances:

None

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

BIOQUEST CORP, INC.

BioQuest Corp.

/s/ Thomas Hemingway	September 12, 2022
Thomas Hemingway, CEO, Principal Executive Officer, Director	Date

/s/ Michael Krall	September 12, 2022
Michael Krall, President, Director	Date

/s/ David Noyes	September 12, 2022
David Noyes, CFO, Principal Accounting Officer	Date

/s/ Jeffery Donnell	September 12, 2022,
Jeffery Donnell, Director	Date

/s/ Robert Orbach	September 12, 2022
Robert Orbach, Director	Date

